Form 10QSB
period 1997-03-31
SUPERIOR SUPPLEMENTS INC
filed 1997-05-13
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

                         Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                          11-3320172
-------------------------------                       --------------------------
(State or other jurisdiction of                       (State or I.R.S. Employer
 incorporation of organization)                        Identification Number)

                                 270 Oser Avenue
                               Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                      11788
                                   ----------
                                   (Zip Code)

                                 (516) 231-0783
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  X   No
                                                                  ---     ---

   Class                                           Outstanding at April 29, 1997
------------                                       -----------------------------
Common Stock                                                  4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                    For the Nine Months Ended March 31, 1997
                    ----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page to Page
                                                                    ------------

Financial Statements:

Balance sheet .........................................................  1

Statements of Operations...............................................  2

Statements of cash flows...............................................  3

Notes to financial statements..........................................  4-5

Management's discussion and analysis
of financial condition and results
of operations..........................................................  6-7

Legal proceedings......................................................  8

Signatures.............................................................  9

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                 BALANCE SHEET
                                 -------------

                                                           March 31, 1997
                                                           --------------
                ASSETS                                      (Unaudited)
                ------

 CURRENT ASSETS:
  Cash and cash equivalents                                 $   65,838
  Investment in marketable securities,
    at fair value                                            1,247,963
  Accounts receivable (no allowance for
     doubtful accounts)                                        973,010
  Inventories                                                1,054,306
  Prepaid expenses and other current
     assets                                                     18,783
                                                            ----------
  Total current assets                                       3,359,900
                                                            ----------

PROPERTY AND EQUIPMENT, net                                  1,004,897

OTHER ASSETS                                                    99,756
                                                            ----------

                                                            $4,464,553
                                                            ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                     $1,705,107
                                                            ----------
  Total current liabilities                                 $1,705,107
                                                            ----------

NOTE PAYABLE                                                   200,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 25,000,000 shares;
     4,000,000 issued and outstanding                              400
  Preferred stock, $.0001 par value;
    authorized 10,000,000 shares; 5,000,000
     issued and outstanding                                        500
  Additional paid-in capital                                 3,138,561
  Accumulated deficit                                         (580,015)
                                                            ----------

                                                             2,559,446
                                                            ----------
                                                            $4,464,553
                                                            ==========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                      Nine Months Ended                   Three Months Ended
                                      -----------------                   ------------------
                                    March 31,    March 31,               March 31,   March 31,
                                    ---------    ---------               ---------   ---------
                                      1997         1996                    1997        1996
                                      ----         ----                    ----        ----

NET SALES                         $2,606,611   $     -                 $1,200,118    $     -
                                  ----------   ----------              ----------    ----------

COSTS AND EXPENSES:

   Cost of sales                   2,355,670         -                  1,063,808          -
   Selling, general and
      administrative                 392,689         -                    108,227          -
                                  ----------   ----------              ----------    ----------
                                   2,748,359         -                  1,172,035          -
                                  ----------   ----------              ----------    ----------

 OPERATING INCOME (LOSS)            (141,748)        -                     28,083          -
                                  -----------  ----------              ----------    ----------

OTHER:

   Interest, net                      23,456         -                      1,751          -
   Loss on sale of investment        450,000         -                     67,500          -
                                  ----------   ----------              ----------    ----------
                                     473,456         -                     69,251          -
                                  ----------   ----------              ----------    ----------

LOSS BEFORE
   PROVISION  FOR INCOME TAXES      (615,204)        -                    (41,168)         -

PROVISION FOR INCOME TAXES              -            -                        -            -
                                  ----------   ----------              ----------    ----------

NET (LOSS)                        $ (615,204)  $     -                 $  (41,168)         -
                                  ===========  ==========              ==========    ==========

LOSS PER SHARE                    $     (.15)  $     -                 $     (.01)   $     -
                                  ===========  ==========              ==========    ==========


WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                    4,000,000         -                  4,000,000          -
                                  ==========   ==========              ==========    ==========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)
                                  -----------

                                                           Nine Months Ended
                                                           -----------------
                                                         March 31,     March 31,
                                                           1997          1996
                                                          ------        -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                  $ (615,204)     $   -
                                                       -----------     --------
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                         89,609          -
     Loss on sale of investment                           450,000          -
     Deferred income tax provision                         10,800          -
     Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                           (580,763)         -
           Inventories                                   (954,720)         -
           Prepaid expenses and other current assets      (18,783)         -
           Other assets                                   (66,086)         -
           Increase (decrease) in liabilities:
             Accounts payable and accrued expenses        943,659          -
             Income taxes payable                         (24,000)         -
                                                       -----------
             Total adjustments                           (150,284)         -
                                                       -----------
           Net cash used in operating activities         (765,488)         -
                                                       -----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in marketable securities                   (1,247,963)         -
   Purchase of property and equipment                    (749,347)         -
   Proceeds from sale of investment                       700,000          -
                                                       -----------     ---------
   Net cash used in investing activities               (1,297,310)         -
                                                       -----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering            1,834,461          -
   Repayment of bridge note                              (300,000)         -
                                                       -----------     ---------
   Net cash provided by financing activities            1,534,461          -
                                                       -----------     ---------

  Net decrease in cash and cash equivalents               528,337          -
  Cash and cash equivalents at beginning of period        594,175          -

                                                       -----------     ---------

  Cash and cash equivalents at end of period           $   65,838      $   -
                                                       ===========     =========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        NINE MONTHS ENDED MARCH 31, 1997
                        --------------------------------

1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended March 31, 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's registration statement on Form SB-2 relating to the Company's initial public offering which was declared effective by the Securities and Exchange Commission on February 26, 1997. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Concentration of Credit Risk:
         -----------------------------

         Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standards Board Statement No. 105 ("FASB 105"), consists primarily of trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for all the Company's trade receivables. The risk associated with this concentration is limited due to their geographic dispersion.

3.       Investment in Marketable Securities:
         ------------------------------------

         The Company has adopted Financial Accounting Standards ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". FASB No. 115 requires that investments in debt and equity securities be designated as trading, held-to-maturity, or available-for-sale. Management considers the Company's marketable securities, consisting principally of government and government backed securities and commercial paper, to be available-for-sale. Available-for-sale securities are reported at amounts which approximate fair value.

4.       Inventories:
         ------------

         Inventories, consisting principally of finished goods, at March 31, 1997 have been estimated using the gross profit method.

5.       Notes Payable:
         --------------


         On June 26, 1996, the Company borrowed $200,000 from PMF, Inc., the Company's founder. This note bears interest at 8% per annum. Principal and accrued interest is due on June 25, 1998.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        NINE MONTHS ENDED MARCH 31, 1997
                        --------------------------------
                                   (Continued)
                                   -----------

6.       Revolving Credit Agreement:
         ---------------------------

         In May 1996, the Company entered into a revolving credit agreement, pursuant to which the Company can borrow up to $200,000 for a period of twenty-four (24) months at an interest rate of fifteen percent (15%) per annum. As of March 31, 1997, the Company had no outstanding balance under the facility.

7.       Stockholders' Equity:
         ---------------------

         a. Net loss per share
            ------------------

            Net loss per share is computed by dividing the net loss by the weighted average number of common shares and equivalents outstanding during the period.

         b. Issuance of stock for stock and cash
            ------------------------------------

            On May 31, 1996, Compare Generiks, Inc. ("Compare") acquired
500,000 shares of common stock of the Company, for $100,000 and the issuance of 200,000 shares of common stock of Compare Generiks, Inc. The value of the shares ($1,150,000) issued in connection with this transaction was determined using a fair value of $5.75 per share representing approximately two-thirds of the market value of Compare's stock at May 31, 1996.

            As of March 31, 1997, the Company in three separate transactions sold all of its common stock of Compare Generiks, Inc. In connection with the sale of such shares, the Company received an aggregate of $700,000 in proceeds and realized a loss of $450,000.

8.       Commitments:
         ------------

         In May 1996, the Company entered into two separate three year "Supply

Agreements" with PDK Labs Inc. ("PDK") and Compare, which provide for the Company to supply PDK and Compare certain products at a price equal to material cost plus 15%. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

9.       Major Customer:
         ---------------

         Sales to a major customer approximated 90% of total sales for the nine month period ended March 31, 1997.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

         Net sales for the nine month period ended March 31, 1997 approximated $2,607,000. Approximately 90% of these sales were derived from PDK Labs Inc., ("PDK"). The gross profit on sales was approximately $251,000 or 10%.

Selling, general and administrative expenses approximated $393,000 (15% of sales) for the nine month ended March 31, 1997.

         On May 14, 1996, the Company entered into a three year Supply Agreement with PDK, which provides for the Company to supply PDK with certain products at a price equal to material cost plus 15 percent. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages.

         On May 31, 1996, the Company agreed to supply Compare Generiks, Inc. with vitamins in bulk tablet form at the Company's cost plus 15 percent.

         As of March 31, 1997, the Company in three separate transactions sold all of its common stock of Compare Generiks, Inc. In connection with the sale of such shares, the Company received an aggregate of $700,000 in proceeds and realized a loss of $450,000.

Liquidity and Capital Resources
-------------------------------

         The Company had net working capital of approximately $1,655,000 at March 31, 1997.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $765,000, which reflects (i) a net loss of approximately ($615,000), (ii) increases in operating assets such as accounts receivable ($581,000) and inventories ($955,000), offset by (iii) an increase in accounts payable ($944,000), a loss on the sale of investment in Compare Generiks, Inc. ($450,000) and an adjustment for depreciation and amortization expense of ($90,000).

         The statement also reflects cash used in investing activities of approximately $1,297,000, principally attributable to the purchase of marketable securities ($1,248,000) and the acquisition of property and equipment ($749,000) offset by proceeds from the sale of investment in Compare Generiks, Inc. ($700,000).


         Cash provided by financing activities is approximately ($1,534,000) which reflects net proceeds from the initial public offering ($1,834,000) offset by repayment of bridge notes ($300,000).

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
                                   (Continued)

         The Company intends to use approximately $1,400,000 of the net proceeds to expand its manufacturing activities by acquiring additional production equipment and implement sales and marketing plans which include promotions material, trade shows and advertising through trade magazines.

         The Company expects to meet its cash requirements from operations, available-for-sale securities and current cash reserves.

PART II - OTHER INFORMATION

         Item 1. - Legal Proceedings

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SUPERIOR SUPPLEMENTS, INC.

Dated:                                             By: /Lawrence Simon/
                                                      -----------------------
                                                         Lawrence Simon
                                                           President