Form 10KSB40
period 1997-06-30
SUPERIOR SUPPLEMENTS INC
filed 1997-09-29
CIK 1020625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended June 30, 1997
                                   -------------

Commission File No. 333-9761

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    11-3320172
-------------------------------                ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

270 Oser Avenue
Hauppauge, New York                                    11788
-------------------                                    -----
(Address of Principal                                (Zip Code)
 Executive Officers)

Registrant's telephone number, including area code: (516) 231-0783

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            -----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                    ----------------------------------------
                                (Title of Class)

 Units consisting of two (2) shares of common stock, par value $.0001 per share and two (2) Class A Redeemable Common Stock Purchase Warrants
         -------------------------------------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrant
                ------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $4,628,129.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 19, 1997, was approximately $27,000,000.

         Number of shares outstanding of the issuer's common stock, as of September 19, 1997 was 4,000,000.

                            See Page 23 for Exhibits

                                     PART 1

Item 1.   BUSINESS

General

         Superior Supplements, Inc., a Delaware corporation (the "Company" or "SSI"), was formed on April 24, 1996. The Company is engaged in the development, manufacture, marketing and sale of dietary supplements including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form. The Company manufactures a wide variety of products for companies which package and sell through many different channels of distribution, including health food, drug, convenience and mass market stores.

         The Company's manufacturing facility has production equipment consisting of tablet presses and encapsulating machines with a capacity of producing per annum, in excess of one billion two hundred million (1,200,000,000) tablets and capsules of various sizes and shapes. The Company manufactures single ingredient herbal products and multi-ingredient vitamins in tablet and capsule form. All manufacturing is conducted in accordance with Good Manufacturing Practice Standards of the United States Food and Drug Administration and other applicable regulatory standards.

         On February 26, 1997, the Company completed an underwritten public offering (the "Initial Public Offering") of its securities by selling 250,000 units (the "Units") consisting of 500,000 shares of Common Stock and 500,000 Class A Warrants to purchase an additional 500,000 shares of Common Stock.

Supply and Licensing Agreements

         The Company entered into a supply agreement with PDK Labs Inc., a New York corporation ("PDK") dated May 14, 1996, as amended, pursuant to which the Company has agreed to supply PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form for a three (3) year period, renewable for successive one (1) year periods thereafter. Under the terms of the agreement, PDK has agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement. In the event that PDK fails to purchase $2,500,000 of product in any given year, the Company will be paid up to $100,000, on a pro-rated basis, as liquidated damages. Sales to PDK approximated 87% of total sales for the year ended June 30, 1997.

         On May 31, 1996, the Company entered into an exclusive supply agreement with Compare Generiks, Inc., a Delaware corporation ("CGI"), pursuant to which the Company agreed to supply CGI with all of CGI's requirements for vitamins on an exclusive basis (other than any vitamins sold under the "Energex" trademark or as part of the "Energex" product line) for a three (3) year period, renewable for successive one (1) year periods thereafter. As of September 15, 1997, there have been no sales to CGI.

Manufacturing

         The vitamin production process includes the following stages: testing of raw materials, pharmacy, blending, compression or encapsulation, coating (where required) and testing of finished tablets or capsules. The vitamin production process involves sending the raw materials through each stage of production in order to form vitamin products.

         The principal raw materials needed in the manufacturing process are natural and synthetic vitamins which are purchased from manufacturers in the United States, Japan and Europe. The Company can purchase raw materials from numerous sources and is not dependent on any major supplier.

         The Company has one large Gemco blender-mixer and two PK blenders to handle mixing for dry batches of production. The plant is equipped with tablet presses, encapsulating machines, and a capsule imprint machine available for customizing each capsule. Several of the tablet presses have the capability to encode a name or logo on the tablets based on the punches used. The Company believes that the capacity of its manufacturing and distribution facility is adequate to meet the requirements of its current business.

Quality Control

         All of the Company's products are manufactured in accordance with the Good Manufacturing Practices of the FDA and all other applicable regulatory standards. The Company places special emphasis on quality control. All raw materials and finished products are subjected to sample testing, weight testing, and purity testing. The Company has adopted formal written quality control procedures. The Company maintains records on all material testing, production processes, inspections carried out in the manufacturing process, and labeling procedures. All products are subject to the Company's rigorous quality control procedures.

         The Company maintains a modern well-equipped pharmaceutical laboratory, that has the capability of adhering to any current and anticipated regulatory requirements. All raw materials used in production are initially held in quarantine during which time the Company's quality assurance department assay the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, blending, compressing or encapsulating and where required, coating operations. Throughout the manufacturing process the quality control department conducts "in process" testing procedures. After tablets or capsules are manufactured, the quality assurance department tests for weight, purity, potency, dissolution and stability.

Marketing and Distribution Strategies

         The Company manufactures a full line of dietary supplements including vitamins, minerals, herbs and speciality nutritional supplements in bulk tablet and capsule form, which are marketed to companies, such as PDK and CGI, that package and sell through many different channels of distribution, including health food, drug, convenience and mass market stores. In addition, the Company supplies other manufacturers which "outsource" a portion of their needs on an ongoing basis to supplement their own capacities.

         The Company has begun working to capitalize on the global opportunities created by an increasing worldwide recognition of the benefits of dietary supplements and the perception that "American made supplements" offer the safest and highest quality products available The company is establishing relationships with brokers, manufacturer representatives and distributors in Canada, Latin America, Europe and parts of Asia. The Company has started to establish a network of manufacturer representatives throughout the United States for the purposes of obtaining new customers who purchase dietary supplements in bulk tablet and capsule form. Arrangements with brokers and manufacturing representatives are decided on an individual basis, generally relating to a region or territory on a month to month basis with commissions ranging up to five percent (5%) on paid customer invoices.

Competition

         The market for dietary supplement products is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete with the Company for customers throughout the United States and internationally in the bulk packaged dietary supplement industry, selling products to distributors who service health food, drug, convenience and mass market stores, companies that market a branded or generic line of products but do not manufacture these items ("repackagers"), and other manufacturers who "outsource" a portion of their needs to supplement their own capacities. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. The Company's significant competitors include International Vitamin Corporation and Nature's Bounty both of whom have longer operating histories and materially greater financial and other resources than the Company (although, no implication is intended hereby regarding the Company's industry ranking in comparison to such competitors).

         Although certain of the Company's competitors are substantially larger than the Company and have greater financial resources, the Company believes that it will compete favorably with other vitamin and dietary supplement companies because of its access to products, competitive pricing, quality of products, and sales support.

Management and Employees

         As of September 19, 1997, the Company employed a total of nineteen (19) employees on a full time basis (fifteen (15) employees in manufacturing and sales and four (4) employees in administration and finance).

         The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Government Regulation

         The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company's products are sold.

         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date of December 31, 1996. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

Liability Insurance

         The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims. Accordingly, currently the Company maintains product liability insurance as a named insured on each of its suppliers' policies. The Company requires that its suppliers have minimum coverage of $1,000,000 and that the Company is named insured on the policy. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

Item 2.  PROPERTIES.

         The Company's headquarters, plant operations, warehousing and shipping facilities are housed in a modern forty thousand (40,000) square foot building. The Company leases the building pursuant to a lease which expires on October 14, 1998. The lease provides for no rental payments from May 1996 through August 1996 and monthly rental payments ranging from $19,167 to $23,000 thereafter through October 1998. In the judgment of management, the lease with the landlord reflects a rent at current fair market value.

Item 3.  LEGAL PROCEEDINGS

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There have been no matters which have been submitted to a vote of the Company's security holders.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's securities commenced trading on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on February 27, 1997 in the form of Units each consisting of two (2) shares of Common Stock and two
(2) Class A Warrants. The Units, Common Stock and Class A Warrants are regularly quoted and traded on the OTC Bulletin Board under the symbols SPSUU, SPSU and SPSUW.

         The following table indicates the high and low bid prices for the Company's Units, Common Stock and Class A Warrants for the period up to June 30, 1997 based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units
-----

                  1997 Calender Year               Quoted Bid Price
                  ------------------               ----------------
                                                   High             Low
                                                   ----             ---
                  First Quarter                    27               13
                  Second Quarter                   26 1/8           17


Common
Stock
-----

                  1997 Calendar Year               Quoted Bid Price
                  ------------------               ----------------
                                                   High             Low
                                                   ----             ---
                  First Quarter                    9 1/4            8
                  Second Quarter                   7 5/8            4 5/8

Class A
Warrants
--------

                  1997 Calender Year               Quoted Bid Price
                  ------------------               ----------------
                                                   High             Low
                                                   ----             ---
                  First Quarter                    5 1/8            5
                  Second Quarter                   5 3/8            3 7/8

         On September 19, 1997 the closing price of the Common Stock as reported on OTC Bulletin Board was $6.75. On September 19, 1997 the closing price for the Class A Warrants reported on OTC Bulletin Board was $4.625. On September 19, 1997, the Units did not trade. On September 19, 1997 there were 15 holders of record of Common Stock.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Fiscal Year 1997

         Net sales for the fiscal year ended June 30, 1997 were approximately $4,628,000. Approximately 87% of these sales were derived from PDK Labs Inc. ("PDK"). Net sales for the period April 24, 1996 (inception) to June 30, 1996 approximated $857,000. The increase in sales volume is a result of the completion of the Company's manufacturing facility in 1997. The Company was in the development stage for the period ended June 30, 1996. The gross profit on these sales approximated $400,000 for the fiscal year ended June 30, 1997 and $119,000 for the period ended June 30, 1996.

         Selling, general and administrative expenses approximated $467,000 (10% of sales) for the fiscal year ended June 30, 1997 and $71,000 (8% of sales) for the period April 24, 1996 (inception) to June 30, 1996. The increase in selling, general and administrative expenses is principally attributable to the Company having fully commenced operations during fiscal year end June 30, 1997.


         On May 14, 1996, the Company entered into a three year Supply Agreement with PDK, which provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages.

         On May 31, 1996, the Company agreed to supply Compare Generiks, Inc. ("CGI") with vitamins in bulk tablet form at the Company's cost plus 15 percent. As of September 15, 1997, there have been no sales to CGI.

         As of March 31, 1997, the Company in three separate transactions sold all of its common stock of CGI. In connection with the sale of such shares, the Company received an aggregate of $700,000 in proceeds and realized a loss of $450,000.

         The Company entered into a Management Agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had working capital of approximately $1,464,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($852,000) primarily due to a net loss of approximately ($559,000) and increase in operating assets such as accounts receivable ($775,000), inventories ($1,545,000), and other assets ($101,000) offset by an increase in accounts payable ($1,615,000), a loss on the sale of investment ($443,000) and an adjustment for depreciation and amortization expense of ($121,000).

         The statement also reflects net cash used in investing activities of approximately ($871,000) which is attributable to the purchase of marketable securities ($1,497,000) and the acquisition of property and equipment ($819,000) offset by proceeds from the sale of investments ($1,445,000).

         Cash provided by financing activities is approximately ($1,541,000) which reflects net proceeds from the initial public offering ($1,841,000) offset by repayment of bridge notes ($300,000).

         The Company intends to use approximately $1,300,000 of the net proceeds to expand its manufacturing activities by acquiring additional production equipment and implement sales and marketing plans which include promotional materials, trade shows and advertising through magazines.


         The Company expects to meet its cash requirements from operations, available-for-sale securities, current cash reserves, and its existing financing arrangements.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
         EXCHANGE ACT OF THE REGISTRANT

Name                    Age       Position(s) with the Company
----                    ---       ----------------------------

Lawrence D. Simon       31        President, Chairman, Chief Financial Officer
                                  and Director

Reginald Spinello       43        Director

Matthew L. Harriton     32        Director and Secretary

Steven F. Wasserman*    39        Director

Dr. Daniel Durchslag    53        Director


*Steven F. Wasserman resigned as a Director of the Company on July 22, 1997.


Background of Executive Officers and Directors

Lawrence D. Simon has been the President, Chairman, Chief Financial Officer and a Director of the Company since May 1, 1996. He was the National Sales Director for Futurebiotics, Inc. ("Futurebiotics") from October 1, 1995, until his resignation on April 30, 1996. Futurebiotics distributes, markets and sells vitamins, minerals, herbal formulations and specialty nutritional supplements principally to health food stores through regional distributors. Prior to joining Futurebiotics Mr. Simon was Regional Sales Manager for PDK Labs Inc., (from April 10, 1992 to September 30, 1995). Prior to PDK Labs Inc., Mr. Simon was President of LDS Products Inc. (from March 1990 to March of 1991). LDS Products Inc., is a brokerage corporation specializing in sales to wholesale companies in Eastern Europe. Prior to LDS Products Inc., Mr. Simon was an Auditor with Coopers & Lybrand LLP (from December 1988 to March 1990). He is a graduate of Cleveland State University with a Bachelors Degree in Business Administration.

Reginald Spinello has been a Director of the Company since May 1, 1996. He has been the President and a Director of Futurebiotics since its formation in March, 1994. Futurebiotics distributes, markets and sells vitamins, minerals, herbal formulations and specialty nutritional supplements principally to health food stores through regional distributors. In addition, he is the Executive Vice President of PDK Labs Inc., a position he has held since September 1993. Mr. Spinello joined PDK Labs Inc. in September 1991 as Vice President of Operations. Prior to joining PDK Labs Inc. Mr. Spinello was President and Founder of Internal Reinforcements from 1985 to 1991, a specialty distributor and marketer of natural vitamins and supplements. Prior to Internal Reinforcements, Mr. Spinello was Founder and President of Superior Supplements (a company with no affiliation to the Company). Mr. Spinello sold his entire interest in this company in 1985 and the company was dissolved in 1992. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

Matthew L. Harriton has been a Director and Secretary of the Company since May 1, 1996. He has also been a director of Decor Group, Inc., a manufacturer and marketer of wall, table and freestanding sculptures, since March 1996. Mr. Harriton has been the Chief Financial Officer of Embryo Development Corporation since January 1996 and the Chief Executive Officer since April 1997. Embryo Development Corporation is a public company which specializes in developing and distributing medical devices. Prior to joining Embryo Development Corporation, Mr. Harriton's professional experience included positions at CIBC Wood Gundy Securities Corporation as an associate (from June 1994 to December 1995), Coopers & Lybrand as a senior associate (from December 1990 to May 1994), and The First Boston Corporation as a senior accountant (from June 1986 to May
1988). Mr. Harriton has also served as a director of Perry's Majestic Beer, Inc. since January 1996, a company involved in the microbrewery industry. He is a graduate of Lehigh University and received his M.B.A. from Duke University's Fuqua School of Business.

Steven F. Wasserman was a Director of the Company from May 1, 1996 through July 22, 1997. Mr. Wasserman has been engaged in the practice of law at the firm of Bernstein & Wasserman, LLP, since 1984. See "Legal Matters." Mr. Wasserman is a graduate of Union College and received his J.D. from the Benjamin N. Cardozo School of Law.

Dr. Daniel Durchslag, DDS. has been a Director of the Company since May 1, 1996 and has practiced General Cosmetic and Sports Dentistry in Beverly Hills, California since 1980. From 1973 until 1979, he was an Associate Professor and Director of Clinics at the University of Southern California School of Dentistry. He is a graduate of the University of Wisconsin and Loyola University/Chicago College of Dental Surgery. He is presently team dentist for the Oakland Raiders. In addition, he has been a Director of CGI since October 1995.

         There are no family relationships between the officers and directors of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation

SUMMARY COMPENSATION TABLE

                                                                                   Long Term Compensation
                                                                                   -------------------------------------------------
                                                    Annual Compensation             Awards          Payouts
                                            ----------------------------------     ---------    ---------------------
         (a)                      (b)         (c)        (d)       (e)                (f)         (g)          (h)          (i)
                                                                                   Restricted                           All
                                                                  Other            Stock                      LTIP      Other
                                                                  Annual           Awards       Options/      Payouts   Compensation
Name and Principal Position       Year      Salary($)    Bonus    Compensation     ($)          SARs(#)       ($)       ($)
---------------------------       ----      ---------    -----    ------------     ----------   -------       -------   ------------
Lawrence Simon, President         1997      $75,000      $ 5,833  $ -0-            $ -0-          -0-         $ -0-     $ -0-
                                  1996      $12,692      $-0-     $ -0-            $ -0-        100,000(1)    $ -0-     $ -0-

(1) Represents issuance of options to acquire 100,000 shares of common stock at $5.00 per share exercisable one year from the effective date of the Company's Initial Public Offering.



                        Aggregated Option/SAR Exercises -
                          and FY-End Option/SAR Values

--------------------------------------------------------------------------------


(a)                            (b)                     (c)                (d)                (e)
                                                                        Number of
                                                                        Securities         Value of
                                                                        Underlying         Unexercised
                                                                        Unexercised        In-the-Money
                                                                        Options/SARs at    Options/SARs at
                                                                        FY-End (#)         FY-End ($)
                           Shares Acquired                              Exercisable/       Exercisable/
Name                       on Exercise (#)       Value Realized ($)     Unexercisable      Unexercisable
----                       ---------------       ------------------     ---------------    ----------------
Lawrence Simon, President        -0-                    -0-             -0-/100,000         $-0-/-0- (2)


(2)  The exercise price of the options is $5.00 per share.

Employment Agreements

         As of May 1, 1996, the Company entered into a one (1) year employment agreement with Lawrence D. Simon, pursuant to which Mr. Simon serves as the Company's President. The agreement provides for Mr. Simon to receive a salary of $75,000 per annum. In addition, Mr. Simon has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company included in the Units offered for sale in the Initial Public Offering commencing one year from the effective date of the Initial Public Offering, and (ii) only at a time when Mr. Simon is employed by the Company. The agreement can be terminated by the Company, with or without cause, upon ninety (90) days' notice and contains prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination. In April 1997, the Company entered into an amended agreement to Mr. Simon's employment agreement, pursuant to which Mr. Simon's term of employment was extended for a further year.

1996 Stock Plan

         In June 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan (hereinafter called the "1996 Plan"). The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1996 Plan is expected to provide flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

         The maximum number of shares of Common Stock with respect to which awards may be granted pursuant to the 1996 Plan is initially 2,000,000 shares. Shares issuable under the 1996 Plan may be either treasury shares or authorized but unissued shares. The number of shares available for issuance will be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in the capitalization of the Company.

         The 1996 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such

Section). The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1996 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

         Types of Awards

         Stock Options. Options granted under the 1996 Plan may be "incentive stock options" ("Incentive Options") within the meaning of Section 422 of the Code or stock options which are not incentive stock options ("Non-Incentive Options" and, collectively with Incentive Options, hereinafter referred to as "Options"). The persons to whom Options will be granted, the number of shares subject to each Option granted, the prices at which Options may be exercised (which shall not be less than the fair market value of shares of Common Stock on the date of grant), whether an Option will be an Incentive Option or a Non-Incentive Option, the time or times and the extent to which Options may be exercised and all other terms and conditions of Options will be determined by the Committee.

         Each Incentive Option shall terminate no later than ten (10) years from the date of grant, except as provided below with respect to Incentive Options granted to 10% Stockholders (as hereinafter defined). No Incentive Option may be granted at any time after May 2006. Each Non-Incentive Option shall terminate not later than fifteen (15) years from the date of grant. The exercise price at which the shares may be purchased may not be less than the Fair Market Value of shares of Common Stock at the time the Option is granted, except as provided below with respect to Incentive Options granted to 10% Stockholders. Options granted to executive officers may not be exercised at any time prior to six (6) months after the date of grant.

         The exercise price of an Incentive Option granted to a person possessing more than 10% of the total combined voting power of all shares of stock of the Company or a parent or subsidiary of the Company ("10% Stockholder") shall in no event be less than 110% of the Fair Market Value of the shares of the Common Stock at the time the Incentive Option is granted. The term of an Incentive Option granted to a 10% Stockholder shall not exceed five
(5) years from the date of grant.

         The exercise price of the shares to be purchased pursuant to each Option shall be paid (i) in full in cash, (ii) by delivery (i.e., surrender) of shares of the Company's Common Stock owned by the optionee at the time of the exercise of the Option, (iii) in installments, payable in cash, if permitted by the Committee or (iv) any combination of the foregoing. The stock-for-stock payment method permits an optionee to deliver one (1) or more shares of previously owned Common Stock of the Company in satisfaction of the exercise price of subsequent Options. The optionee may use the shares obtained on each exercise to purchase a larger number of shares on the next exercise. (The foregoing assumes an appreciation in value of previously acquired shares). The result of the stock-for-stock payment method is that the optionee can generally avoid immediate tax liability with respect to any appreciation in the value of the stock utilized to exercise the Option.

         Shares received by an optionee upon exercise of a Non-Incentive Option may not be sold or otherwise disposed of for a period determined by the Board upon grant of the Option, which period shall be not less than six (6) months nor more than three (3) years from the date of acquisition of the shares (the "Restricted Period"), except that, during the Restricted Period (i) the optionee may offer the shares to the Company and the Company may, in its discretion, purchase up to all the shares offered at the exercise price and (ii) if the optionee's employment terminates during the Restricted Period (except in limited instances), the optionee, upon written request of the Company, must offer to sell the shares to the Company at the exercise price within seven (7) business days. The Restricted Period shall terminate in the event of a Change in Control of the Company (as defined), or at the discretion of the Board. After the Restricted Period, an optionee wishing to sell must first offer such shares to the Company at the Fair Market Value.

         Limited Stock Appreciation Rights. The Committee is authorized, in connection with any Option granted under the 1996 Plan, to grant the holder of such Option a limited stock appreciation right ("LSAR"), entitling the holder to receive, within sixty (60) days following a Change in Control, an amount in cash equal to the difference between the exercise price of the Option and the market value of the Common Stock on the effective date of the Change in Control. The LSAR may be granted in tandem with an Option or subsequent to grant of the Option. The LSAR will only be exercisable to the extent the related Option is exercisable and will terminate if and when the Option is exercised.

         Restricted and Deferred Stock. An award of restricted stock or deferred stock may be granted under the 1996 Plan. Restricted stock is subject to restrictions on transferability and other restrictions as may be imposed by the Committee at the time of grant. In the event that the holder of restricted stock ceases to be employed by the Company during the applicable restrictive period, restricted stock that is at the time subject to restrictions shall be forfeited and reacquired by the Company. Except as otherwise provided by the Committee at the time of grant, a holder of restricted stock shall have all the rights of a stockholder including, without limitation, the right to vote restricted stock and the right to recover dividends thereon. An award of deferred stock is an award that provides for the issuance of stock upon expiration of a deferral period established by the Committee. Except as otherwise determined by the Committee, upon termination of employment of the recipient of the award during the applicable deferral period, all stock that is at the time subject to deferral shall be forfeited. Until such time as the stock which is the subject of the award is issued, the recipient of the award has no rights as a stockholder.

         Dividend Equivalent Awards. A dividend equivalent gives the recipient the right to receive cash or other property equal in value to the dividends that would be paid if the recipient held a specified number of shares of Common Stock. A dividend equivalent right may be granted as a component of another award or as a free standing award.

         Bonus Shares and other Share Based Awards. The 1996 Plan authorizes the Committee to grant shares as a bonus, or to grant shares or other awards in lieu of obligations of the Company to pay cash under other plans or compensatory arrangements, upon such terms as shall be determined by the Committee. The 1996 Plan also authorizes the Committee to grant other forms of awards based upon, payable in, or otherwise related in whole or in part to, Common Stock, including, without limitation, convertible or exchangeable debentures or other debt securities, other rights convertible or exchangeable into shares, purchase rights for shares, awards contingent upon performance of the Company, and awards valued by reference to the book value of shares of Common Stock or awards determined by reference to the value of securities of, or the performance of, specified subsidiaries.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT


         The following table sets forth information, as of September 19, 1997 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

Name and Address of Beneficial         Shares of Common       Percentage (%) of    Shares of          Percentage (%) Total
Owner(1)                               Stock Owned            Common Stock         Preferred Stock    Combined Vote
------------------------------         ----------------       -----------------    ---------------    --------------------
PMF, Inc.(2)(3)                           2,350,000                58.8               5,000,000              81.7
Compare Generiks, Inc.(4)                  500,000                 12.5                  0.0                  5.6
Lawrence D. Simon (2)(5)(6)                  0.0                    0.0               5,000,000              55.6
Reginald Spinello (2)(6)                     0.0                    0.0               5,000,000              55.6
Matthew L. Harriton (2)                      0.0                    0.0                  0.0                  0.0
Dr. Daniel Durchslag (2)(6)                  0.0                    0.0               5,000,000              55.6
All officers and  directors as a
group (four (4) persons)(6)                  0.0                    0.0               5,000,000              55.6


(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b1) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) The address of each stockholder shown above is c/o Superior Supplements, Inc., 270 Oser Avenue, Hauppauge, NY 11788.

(3) PMF, Inc., a corporation wholly owned by Barry Gersten, the founder of the Company, is record holder of such shares. Mr. Gersten may be deemed to hold sole investment and voting power over such shares.


(4) The address of Compare Generiks, Inc. is 300 Oser Avenue, Hauppauge, New York 11788.

(5) Does not include an option to purchase 100,000 shares of Common Stock which is not exercisable for one year from the effective date of the Initial Public Offering.

(6) Includes 5,000,000 shares of Preferred Stock owned by PMF, Inc. PMF, Inc. granted a voting trust on May 1, 1996 for a period of five (5) years to Lawrence D. Simon, Reginald Spinello and Dr. Durchslag. Any disagreement is to be resolved by the vote of a majority of the trustees. Accordingly, each of them may be deemed to hold voting power over such shares. PMF, Inc. has retained all other rights of beneficial ownership in such shares.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 24, 1996, the Company was formed in the State of Delaware.

         On April 24, 1996, PMF, Inc., a company wholly-owned and controlled by Barry Gersten, acquired (i) (a) 3,000,000 shares of Common Stock of the Company, par value $.0001 per share, and (b) 3,000,000 Class A Warrants for a cash consideration of $50,000, and (ii) 5,000,000 shares of Series A Preferred Stock of the Company, par value $.0001, per share, for a cash consideration of $5,000. The Series A Preferred Stock has no dividend rights and has a liquidation right of $.02 per share. Each share of Series A Preferred Stock shall be entitled to one (1) vote per share on all matters presented to stockholders of the Company. Each Class A Warrant entitles the holder to purchase one (1) share of Common Stock of the Company at the initial public offering price, commencing one (1) year after the Effective Date of the Company's initial public offering (the "Initial Public Offering"). Simultaneously, with the Company's Initial Public Offering, PMF, also completed an underwritten public offering of securities by selling 325,000 Units consisting of 650,000 shares of Common Stock and 650,000 Class A Warrants to purchase an additional 650,000 shares of Common Stock. The Company did not receive any of the proceeds of the sale of securities by PMF.

         On May 1, 1996 PMF, Inc. granted a voting trust for a period of five
(5) years to Lawrence D. Simon, Reginald Spinello and Dr. Daniel Durchslag over the 5,000,000 Preferred Shares owned by PMF, Inc. The voting trust provides for the majority decision to control the vote in the event of any disagreement between the trustees.

         On May 14, 1996, the Company entered into an agreement to supply PDK Labs Inc. with vitamins and dietary supplements in bulk tablet form (the "PDK Agreement"). The agreement, as amended, provides for PDK Labs Inc. to purchase certain products at specified prices. PDK Labs Inc. agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum for each year during the term of the PDK Agreement. In the event that PDK Labs Inc. fails to purchase the minimum amount of products in any year, the Company will be paid $100,000 as liquidated damages (pro-rated by reference to the percentage of said minimum amount purchased during the related year). The term of the PDK Agreement is for a period of three (3) years, automatically renewable for successive one (1) year terms. Sales to PDK approximated 87% of total sales for the year ended June 30, 1997.

         On May 31, 1996, the Company agreed to exclusively supply Compare Generiks, Inc. with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trademark or as part of the "Energex" product line) at the Company's cost plus fifteen percent (15%) pursuant to a supply agreement between the Company and Compare Generiks, Inc. (the "Compare Agreement"). The term of the Compare Agreement is for a period of three (3) years, automatically renewable for successive one (1) year terms. As of September 15, 1997 there have been no sales to Compare Generiks, Inc.

         On May 31, 1996, Compare Generiks, Inc., acquired 500,000 shares of Common Stock of the Company (14.29% of the issued and outstanding shares of Common Stock prior to the Initial Public Offering), par value $.0001 per share
(i) for a cash consideration of $100,000, and (ii) in consideration of the issuance of 200,000 shares of common stock of Compare Generiks, Inc. In June, 1996, a registration statement filed by Compare Generiks, Inc. was declared effective by the Securities and Exchange Commission registering the 200,000 shares of common stock owned by the Company. The Company in three separate transactions sold all of its common stock of Compare Generiks, Inc. In connection with the sale of such shares, the Company received an aggregate of $700,000 in proceeds.

         In June, 1996, the Company borrowed $200,000 from PMF, Inc., the Company's founder, at an annual interest rate of eight percent (8%) pursuant to a promissory note dated June 26, 1996, repayable on June 25, 1998.

         On July 21, 1997, the Company entered into a management agreement with PDK Labs Inc. pursuant to which PDK Labs Inc. agreed to supply certain management services to the Company in consideration for the payment by the Company of a management fee of $10,000 per month.

Conflict of Interests

         PMF, a company wholly-owned and controlled by Barry Gersten, owns 58.75% of the Company's outstanding shares of Common Stock, 100% of the shares of Series A Preferred Stock of the Company, par value $.0001 per share (the "Series A Preferred Stock") and 67.1% of the Company's outstanding Class A Warrants. In addition, in June 1996, PMF made a loan of $200,000 to the Company pursuant to a promissory note. At present, PDK is a major customer of the Company, accounting for a significant percentage of the Company's total sales revenue and also supplies certain management and personnel to the Company. In addition, Reginald Spinello, one of the Company's Directors, holds a management position with PDK. Daniel Durchslag, one of the Company's Directors, is also a Director of CGI, a customer and stockholder of the Company. Reginald Spinello and Daniel Durchslag, together with Lawrence Simon, have voting power over more than fifty percent (50%) of the Common Stock and Preferred Stock of the Company pursuant to a voting trust agreement with PMF. It is anticipated that PDK will continue to purchase a significant percentage of the Company's products, at or near its minimum requirement of $2,500,000 per annum. Because of PMF's ownership interest in the Company, PMF's role as a creditor of the Company, the identity of certain management, the voting control of certain management over PMF's Preferred Stock, CGI's role as a customer and stockholder of the Company, and PDK's role as a significant customer to the Company, certain conflicts of interest may occur between the Company and PMF, CGI or PDK.

Miscellaneous

         For the year ended June 30, 1997, legal fees of approximately $318,790 were incurred for services from the law firm of Bernstein & Wasserman, LLP. Steven F. Wasserman, a partner in the firm, was a Director of the Company until July 22, 1997.

                                     PART IV


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following financial statements are included in Part II, Item 7:

Report of Independent Certified Public Accountants                  F- 1

Balance sheet as of June 30, 1997                                   F- 2

Statements of operations for the year ended June 30, 1997
and period April 24, 1996 (inception) to June 30, 1996              F- 3

Statement of stockholders' equity for the year ended
June 30, 1997 and period April 24, 1996 (inception) to
June 30, 1996                                                       F- 4

Statements of cash flows for the year ended June 30, 1997
and period April 24, 1996 (inception) to June 30, 1996              F- 5

Notes to financial statements                                       F- 6 - F- 11

(a) (2) Exhibits

1.01*     Form of Underwriting Agreement.
1.02*     Form of Agreement Among Underwriters
1.03*     Form of Consulting Agreement.
1.04*     Form of Selected Dealer Agreement.
1.05*     Form of Warrant Exercise Fee Agreement.
3.01*     Certificate of Incorporation of the Company dated April 24, 1996.
3.02*     By-Laws of the Company.
3.03*     Form of Certificate of Designation of Series A Preferred Stock.
4.01*     Specimen Certificate for shares of Common Stock.
4.02*     Specimen Certificate for shares of Series A Preferred Stock.
4.03*     Specimen Certificate for Class A Redeemable Common Stock Purchase
          Warrant.
4.04* Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.
4.05*     Form of Underwriters' Unit Purchase Warrant.
9.01*     Form of Voting Trust Agreement.
10.01*    Supply Agreement between the Company and PDK dated as of May 14, 1996.
10.02*    Supply Agreement between the Company and CGI dated as of May 31, 1996.
10.03*    Lease between the Company and Park Associates dated as of May 1, 1996.
10.04* Subscription Agreement between the Company and CGI dated as of May 31, 1996.
10.05* Employment Agreement between the Company and Lawrence D. Simon dated as of May 1, 1996.
10.06*    Form of May, 1996 Bridge Loan Agreements.
10.07*    Revolving Credit Agreement between the Company and Dune dated May 31,
          1996.
10.08*    Promissory Note in favor of PMF dated June 26, 1996.
10.09*    1996 Stock Plan.
10.10 Amendment to Supply Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.11 Management Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.12 Amendment to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1997.


* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-9761.

(b)  Reports on Form 8-K.

         None.

                           SUPERIOR SUPPLEMENTS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page

Report of Independent Certified Public Accountants                       F-1

Financial Statements:

   Balance sheet as of June 30, 1997                                     F-2

   Statements of operations for the year ended June 30, 1997
     and for the period April 24, 1996 (inception) to
     June 30, 1996                                                       F-3

   Statement of stockholders' equity for the year ended
     June 30, 1997 and for the period April 24, 1996 (inception)
     to June 30, 1996                                                    F-4

   Statements of cash flows for the year ended June 30, 1997 and
     for the period April 24, 1996 (inception) to June 30, 1996          F-5

   Notes to financial statements                                      F-6 - F-11

                          Independent Auditors' Report


Board of Directors and Stockholders
Superior Supplements, Inc.
Hauppauge, New York

We have audited the balance sheet of Superior Supplements, Inc. as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended June 30, 1997 and for the period April 24, 1996 (inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Supplements, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the year ended June 30, 1997 and for the period April 24, 1996 (inception) to June 30, 1996, in conformity with generally accepted accounting principles.


                                                     HOLTZ RUBENSTEIN & CO., LLP


Melville, New York
August 4, 1997

                           SUPERIOR SUPPLEMENTS, INC.

                                  BALANCE SHEET

                                  JUNE 30, 1997


           ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                        $   412,914
   Investments in available-for-sale securities                         772,496
   Accounts receivable (Note 10)                                      1,167,585
   Inventories (Note 3)                                               1,644,983
   Prepaid expenses                                                      45,627
                                                                   ------------
       Total current assets                                           4,043,605

PROPERTY AND EQUIPMENT, net (Note 4)                                  1,039,583

OTHER ASSETS, net                                                       138,347
                                                                   ------------
                                                                   $  5,221,535
                                                                   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                           $  2,376,037
   Note payable (Note 6)                                                200,000
   Income taxes payable (Note 9)                                          3,600
                                                                   ------------
       Total current liabilities                                      2,579,637
                                                                   ------------
DEFERRED TAX LIABILITY (Note 9)                                           9,000
                                                                   ------------


COMMITMENTS (Note 10)

STOCKHOLDERS' EQUITY: (Notes 5 and 8)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,000,000 shares issued and outstanding                        400
   Preferred stock, $.0001 par value; authorized 10,000,000
     shares; 5,000,000 shares issued and outstanding                        500
   Additional paid-in capital                                         3,145,441
   Unrealized gain on available-for-sale investments                     10,088
   Deficit                                                             (523,531)
                                                                   ------------

                                                                      2,632,898
                                                                   ------------
                                                                   $  5,221,535
                                                                   ============

                        See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.

                            STATEMENTS OF OPERATIONS

                                                                      Period
                                                                  April 24, 1996
                                                     Year Ended   (Inception) to
                                                    June 30, 1997  June 30, 1996
                                                    -------------  -------------
NET SALES (Note 10)                                  $ 4,628,129    $  857,398
                                                     -----------    ----------

COSTS AND EXPENSES:

   Cost of sales                                       4,228,476       738,040
   Selling, general and administrative (Note 10)         467,108        70,969
                                                     -----------    ----------
                                                       4,695,584       809,009
                                                     -----------    ----------

OPERATING (LOSS) INCOME                                  (67,455)       48,389
                                                     -----------    ----------

OTHER INCOME (EXPENSE):

   Loss on sale of securities (Note 8)                  (442,586)           --
   Interest expense                                      (28,479)           --
                                                     -----------    ----------

                                                        (471,065)           --
                                                     -----------    ----------

(LOSS) EARNINGS FROM OPERATIONS
   BEFORE INCOME TAX                                    (538,520)       48,389

PROVISION FOR INCOME TAX (Note 9)                         20,200        13,200
                                                     -----------    ----------

NET (LOSS) INCOME                                    $  (558,720)   $   35,189
                                                     ===========    ==========

NET (LOSS) INCOME PER SHARE (Note 2)                 $      (.15)   $      .01
                                                     ===========    ==========

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING (Note 2)                                3,663,014     3,500,000
                                                     ===========    ==========

                        See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                    (Note 8)


                                                   Common Stock      Preferred Stock
                                                 25,000,000 Shares 10,000,000 Shares             Unrealized
                                                  $.0001 Par Value  $.0001 Par Value             Gain (Loss)
                                                 ----------------- ----------------- Additional on Investment (Deficit)
                                                              Par              Par    Paid-in   Available-    Retained
                                                    Shares   Value  Shares    Value   Capital    for-Sale     Earnings    Total
                                                  ---------  ----- ---------  -----  ---------- -----------  ----------   ------
Issuance of stock for cash at inception           3,000,000  $300  5,000,000  $500  $   54,200  $     --   $      --   $    55,000

Issuance of stock for cash and stock
   of Compare Generiks, Inc.                        500,000    50         --    --   1,249,950        --          --     1,250,000

Unrealized loss on investment available-for-sale         --    --         --    --          --   (60,100)         --       (60,100)

Net income                                               --    --         --    --          --        --      35,189        35,189
                                                  ---------  ----  ---------  ----  ----------  --------   ---------   -----------

Balance, June 30, 1996                            3,500,000   350  5,000,000   500   1,304,150   (60,100)     35,189     1,280,089

Issuance of stock in connection
   with initial public offering                     500,000    50         --    --   1,841,291        --          --     1,841,341

Net change in unrealized gain (loss)
   on investment available-for-sale                      --    --         --    --          --    70,188          --        70,188

Net loss                                                 --    --         --    --          --        --    (558,720)     (558,720)
                                                  ---------  ----  ---------  ----  ----------  --------   ---------   -----------

Balance, June 30, 1997                            4,000,000  $400  5,000,000  $500  $3,145,441  $ 10,088   $(523,531)  $ 2,632,898
                                                  =========  ====  =========  ====  ==========  ========   =========   ===========


                        See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                    Period
                                                                 April 24, 1996
                                                    Year Ended   (Inception) to
                                                   June 30, 1997 June 30, 1996
                                                   ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                $  (558,720)  $  35,189
                                                    -----------   ---------
   Adjustments to reconcile net (loss) income to net cash (used in) provided by operations:

       Deferred income taxes                             16,600     (10,800)
       Depreciation and amortization                    120,778       1,666
       Loss on sale of investment                       442,586          --
       Increase in assets:

         Accounts receivable                           (775,338)   (392,247)
         Inventories                                 (1,545,397)    (99,586)
         Prepaid expense                                (45,627)         --
         Other assets                                  (100,846)    (39,167)
       Increase (decrease) in liabilities:

         Accounts payable and accrued expenses        1,614,589     761,448
         Taxes payable                                  (20,400)     24,000
                                                    -----------   ---------
       Total adjustments                               (293,055)    245,314
                                                    -----------   ---------
       Net cash (used in) provided by
         operating activities                          (851,775)    280,503
                                                    -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of property and equipment               (819,033)   (341,328)
   Purchases of marketable securities                (1,496,934)         --
   Proceeds from the sale of investments              1,445,140          --
                                                    -----------   ---------
       Net cash used in investing activities           (870,827)   (341,328)
                                                    -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from issuance of stock                1,841,341     155,000
   Proceeds from notes payable                               --     200,000
   Proceeds from bridge notes payable                        --     300,000

   Repayment of bridge notes payable                   (300,000)         --
                                                    -----------   ---------
       Net cash provided by financing activities      1,541,341     655,000
                                                    -----------   ---------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                (181,261)    594,175

CASH AND CASH EQUIVALENTS,
   beginning of period                                  594,175          --
                                                    -----------   ---------

CASH AND CASH EQUIVALENTS, end of period            $   412,914   $ 594,175
                                                    ===========   =========

                        See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                   YEAR ENDED JUNE 30, 1997 AND FOR THE PERIOD
                   APRIL 24, 1996 (INCEPTION) TO JUNE 30, 1996


1.   Organization and Nature of Operations:

     Superior Supplements, Inc. (the "Company") is a Delaware Corporation which was formed on April 24, 1996. The Company manufactures and markets dietary supplement products including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form.

     The Company was in the development stage through June 30, 1996. The year 1997 is the first year during which it is considered an operating company.

2.   Summary of Significant Accounting Policies:

       a. Inventories

          Inventories are valued at lower of cost (first-in, first-out method) or market.

       b. Investments

          Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

          Investments in available-for-sale securities at June 30, 1997 consist of U.S. Treasury notes.

       c. Depreciation

          Depreciation is computed on the straight-line method over the useful lives of the related assets (5-10 years). Leasehold improvements are amortized over their expected useful lives.

       d. Income taxes

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       e. Statement of cash flows

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       f. Net (loss) income per share

          Net (loss) income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period.

       g. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

       h. Concentration of credit risk

          Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standard No. 105 ("FAS 105"), consists primarily of trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for all of the Company's trade receivables. The risk associated with this concentration is limited due to their geographic dispersion.

       i. Accounting for stock-based compensation

          The Company accounts for its stock-based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by Financial Accounting Standards Board Statement No. 123 ("FASB") had been applied in measuring compensation expense.

       j. New standards

          In February 1997, the FASB issued Statement 128, "Earnings Per Share" ("Statement 128"), which simplifies the standards for computing earnings per share previously used and makes them comparable to international standards. The Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not believe that the adoption of this Statement will have a material effect to its financial statements.

3.     Inventories:


       Inventories consist of the following at June 30, 1997:

       Raw material                                                   $  938,123
       Work-in-process                                                   600,105
       Finished goods                                                    106,755
                                                                      ----------
                                                                      $1,644,983
                                                                      ==========


4.     Property and Equipment:

       Property and equipment consists of the following at June 30, 1997:

       Equipment                                                       $ 643,073
       Leasehold improvements                                            444,822
       Furniture and fixtures                                             72,466
                                                                     -----------
                                                                       1,160,361
       Less accumulated depreciation                                     120,778
                                                                     -----------
                                                                     $ 1,039,583
                                                                     ===========

       Depreciation expense for the year ended June 30, 1997 was $120,778. No depreciation was recorded as of June 30, 1996 as none of the productive equipment had been placed in operation.

5.     Bridge Notes Payable:

       In May 1996 the Company borrowed $300,000 from two unrelated parties at 8%. Each lender received a "Principal Bridge Note" and a "Convertible Bridge Note." The Convertible Bridge Notes, which in the aggregate equal $100,000, contained conversion features which entitled the holder to convert the note into 1,000,000 Class A Warrants. In order to expedite NASD approval of the Initial Public Offering, in February 1997, the Company repaid its obligations under the Principal Bridge Notes and the Convertible Bridge Notes. As a result, the holders of the Convertible Bridge Notes have forfeited their right to convert such Notes into Class A Warrants.

6.     Note Payable:

       On June 26, 1996, the Company borrowed $200,000 from PMF, Inc., the Company's founder. This note bears interest at 8% per annum. Principal and accrued interest is due on June 25, 1998.

7.     Revolving Credit Agreement:

       In May 1996, the Company entered into a revolving credit agreement with Dune Holdings, Inc. ("Dune"), one of the Company's Bridge Lenders, pursuant to which the Company can borrow up to $200,000 for a period of twenty four (24) months at an interest rate of fifteen percent (15%) per annum. As of June 30, 1997, the Company had no outstanding balance.

8.     Stockholders' Equity:

       a. Capitalization

          Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 25,000,000 shares of common stock and 10,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

       b. Initial capitalization

          In April 1996, the Company issued 3,000,000 shares of common stock, 3,000,000 Class A Warrants and 5,000,000 shares of preferred stock for $55,000 ("Founders' Stock"). The preferred shares, issued in April 1996, are designated as Series A Preferred Shares. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights and other terms. The Series A Preferred Shares rank senior to all series of preferred and common stock, do not have any right to the payment of any dividend, and in the event of any voluntary or involuntary liquidation of the Company are entitled to $.02 per share.

          Each Class A Warrant entitles the holder to purchase one (1) share of common stock of the Company at the initial public offering price ($6.00 per share), commencing one (1) year from the date of the Company's initial public offering (March 4, 1997).

       c. Issuance of stock for stock and cash

          On May 31, 1996, Compare Generiks, Inc. ("Compare") (see Note 10c) acquired 500,000 shares of common stock of the Company, for $100,000 and the issuance of 200,000 shares of common stock of Compare Generiks, Inc. The value of the shares ($1,150,000) issued in connection with this transaction have been determined using a fair value of $5.75 per share representing approximately two-thirds of the market value of Compare's stock at May 31, 1996.


          During December 1996 and January 1997, the Company sold the 200,000 shares of Compare stock for gross proceeds of $700,000, resulting in a loss of $450,000.

       d. Reserved shares

          At June 30, 1997, the Company has 5,700,000 shares of common stock reserved for future issuances.

       e. Public offering

          On February 26, 1997, the Company completed its Initial Public Offering of securities. During the offering an aggregate of 575,000 units, each comprised of two (2) shares of the Company's Common Stock and two (2) Class A Redeemable Purchase Warrants, were sold. 325,000 of said units were sold by PMF, Inc., as Selling Securityholder and 250,000 of said units were sold by the Company which raised gross proceeds of $3,000,000 for the Company.

          Effective with the closing of the offering, the Company entered into a two-year consulting agreement with the underwriter. The consulting fee of $72,000 is being charged to operations ratably over the term of the agreement.

          In addition, the Company issued to the underwriter an option ("Underwriters' Option") to purchase up to 50,000 units at an exercise price of $19.80 per unit. The option is exercisable for a period of four years, commencing one (1) year from the date of the public offering.

       f. Stock option plan

          The Company has adopted a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

9.     Income Taxes:

       Income tax provision consists of the following:

                                                                   Period
                                                               April 24, 1996
                                           Year Ended          (Inception) to
                                          June 30, 1997         June 30, 1996
                                          -------------         -------------
       Federal:
         Current                          $       -              $   14,000
         Deferred                              9,950                 (6,350)
                                          ----------             ----------
                                               9,950                  7,650
                                          ----------             ----------
       State:
         Current                               3,600                 10,000
         Deferred                              6,650                 (4,450)
                                          ----------             ----------
                                              10,250                  5,550

                                          ----------             ----------
                                          $   20,200             $   13,200
                                          ==========             ==========

       Net deferred income tax asset (liability) is composed of the following at June 30, 1997:

       Net operating loss and investment credit carryforward          $  44,000
       Capital loss carryforward                                        168,000
       Other                                                             (5,800)
       Unrealized gain on investments                                    (3,200)
       Valuation allowance                                             (212,000)
                                                                      ---------
                                                                      $  (9,000)
                                                                      =========

       The difference between the corporation's effective income tax rate and the United States Statutory rate is reconciled below:

       United States statutory rate                           34.0%        34.0%
       State income taxes, net of Federal
         income tax benefit                                   (1.2)         7.0
       Effect of graduated rates                               --         (13.7)
       Other                                                 (36.4)         --
                                                             -----        -----
                                                              (3.6)%       27.3%
                                                             =====        =====

       At June 30, 1997, the Company has available approximately $38,000 and $29,000 of unused operating loss carryforwards and unused investment credits, respectively, that may provide future tax benefits. The operating losses and investment credits expire in 2012 and 2004, respectively.

       The Company also has available approximately $443,000 of unused capital loss carryforwards that may be applied against future capital gains. The loss carryforwards expire in 2002.

10.    Commitments:

       a. Employment agreement

          The Company has an employment agreement with an officer, expiring in April 1998, which provides for an aggregate annual salary of $75,000. The officer was also granted an option to purchase 100,000 shares of the outstanding common stock of the Company exercisable at an exercise price equal to the initial public offering price $6.00 per share one (1) year after the effective date of the Company's initial public offering. The Company accounts for its stock-based compensation costs under APB Opinion No. 25. Accordingly, no compensation cost has been recognized as of June 30, 1997. Had compensation cost been determined on the basis of FASB No. 123, the effect on net (loss) income and (loss) earnings per share would have been immaterial.

       b. Lease

          On May 1, 1996 the Company entered into a 30-month lease agreement for its office and warehouse space. The lease provided for no monthly rental payments through July 1996, $23,000 per month beginning August 1996 to May 1996, $19,166 per month from June 1997 to October 14, 1997 and $20,833 per month from October 15, 1997 to October 14, 1998. Accordingly, the Company has given effect to such rent concessions and has accrued rent expense aggregating $12,000 as of June 30, 1997 using the straight-line basis over the term of the lease.

          Rent expense approximated $223,000 and $39,000 for the periods ended June 30, 1997 and 1996, respectively.

       c. Supply and management agreements

          The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages. Sales to PDK approximated $4,013,000 and $823,000 for the periods ended June 30, 1997 and 1996, respectively. Included in accounts receivable at June 30, 1997 is approximately $890,000 due from PDK.

          The Company is also party to a supply agreement with Compare Generiks, Inc. ("Compare"). Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. As of June 30, 1997 there have been no sales under this agreement.

          The Company is also obligated under a management agreement with PDK pursuant to which PDK agreed to supply certain management services to the Company in consideration for the payment of a management fee of $10,000 per month.

11.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       At June 30, 1997, the carrying amount and fair value of the Company's financial instruments are as follows:

                                             Carrying                Fair
                                              Amount                 Value
                                             --------                -----
       Cash and cash equivalents          $     412,914         $     412,914
       Accounts receivable                    1,167,585             1,167,585
       Investment available-for-sale            772,496               772,496
       Notes payable                            200,000               200,000
       Other current liabilities              2,379,637             2,379,637


12.    Supplementary Information - Statement of Cash Flows:

       Cash paid for interest and income taxes was $12,479 and $15,100, respectively, for the year ended June 30, 1997. No cash was paid for interest and income taxes in the period ended June 30, 1996.

       In May 1996 Compare acquired 500,000 shares of common stock of the Company, for $100,000 and the issuance of 200,000 shares of common stock of Compare (valued at $1,150,000).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: New York, New York
       September 26, 1997

                                            SUPERIOR SUPPLEMENTS, INC.


                                            By:/s/ Lawrence D. Simon
                                               ---------------------------------
                                               Lawrence D. Simon
                                               President, Chairman, Chief
                                               Financial Officer, Principal
                                               Accounting Officer and Director


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                          Title                      Date
---------                          -----                      ----

/s/ Lawrence D. Simon              President, Chairman,       September 26, 1997
-------------------------          Chief Financial Officer,
Lawrence  D. Simon                 Principal Accounting
                                   Officer and Director


/s/ Reginald Spinello              Director                   September 26, 1997
-------------------------
Reginald Spinello


/s/ Matthew L. Harriton            Director                   September 26, 1997
-------------------------
Matthew L. Harriton


/s/ Daniel Durchslag               Director                   September 26, 1997
-------------------------
Daniel Durchslag