Form 10QSB
period 1997-09-30
SUPERIOR SUPPLEMENTS INC
filed 1997-11-12
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from       to

                         Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            11-3320172
-------------------------------                       -------------------------
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
                                                     Yes   X        No
                                                          ---           ---

   Class                                        Outstanding at November 6, 1997
   -----                                        -------------------------------
Common Stock                                              4,000,000

                           SUPERIOR SUPPLEMENTS, INC.

                                   FORM 10-QSB

                                QUARTERLY REPORT

                  For the Three Months Ended September 30, 1997

                                TABLE OF CONTENTS

                                                                    Page to Page

Financial Statements:

Balance sheet ..............................................................1

Statements of Operations....................................................2

Statements of cash flows....................................................3

Notes to financial statements...............................................4-5

Management's discussion and analysis
of financial condition and results
of operations...............................................................6-7

Legal proceedings...........................................................8

Signatures..................................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 1997

                                ASSETS

 CURRENT ASSETS:
  Cash and cash equivalents                                         $     8,673
  Investment in marketable securities,
    at fair value                                                       529,027
  Accounts receivable (no allowance for
     doubtful accounts)                                               1,093,986
  Inventories                                                         1,043,778
  Prepaid expenses and other current
     assets                                                              81,220
                                                                     ----------
  Total current assets                                                2,756,684
                                                                     ----------
PROPERTY AND EQUIPMENT, net                                           1,172,792

OTHER ASSETS                                                             98,593
                                                                     ----------
                                                                    $ 4,028,069
                                                                    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 1,078,622
  Note Payable                                                          200,000
  Income Taxes Payable                                                   18,106
                                                                     ----------
TOTAL CURRENT LIABILITIES                                             1,296,728
                                                                     ----------
DEFERRED TAX LIABILITY                                                    9,800
                                                                     ----------

STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 25,000,000 shares;
     4,000,000 issued and outstanding                                       400
  Preferred stock, $.0001 par value;
    authorized 10,000,000 shares; 5,000,000
     issued and outstanding                                                 500
  Additional paid-in capital                                          3,145,441
  Unrealized gain on available for sale investments                      12,562
  Accumulated deficit                                                  (437,362)
                                                                     ----------
                                                                      2,721,541
                                                                     ----------
                                                                     $4,028,069

                                                                     ==========
                                      -1-

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                    1997               1996
                                                 -----------        -----------

NET SALES                                        $ 1,531,385        $   770,954
                                                 -----------        -----------

COSTS AND EXPENSES:
   Cost of sales                                   1,320,955            670,464
   Selling, general and
      administrative                                 110,001            123,123
                                                 -----------        -----------

                                                   1,430,956            793,587
                                                 -----------        -----------

 OPERATING INCOME (LOSS)                             100,429            (22,633)
                                                 -----------        -----------

OTHER:
   Interest, net                                       4,460             14,450
   Dividend Income                                      (648)              --
   Gain on sale of investment                         (5,552)              --
                                                 -----------        -----------

                                                      (1,740)            14,450
                                                 -----------        -----------

EARNINGS/(LOSS) BEFORE
   PROVISION  FOR INCOME TAXES                       102,169            (37,083)

PROVISION FOR INCOME TAXES                            16,000               --
                                                 -----------        -----------

NET EARNINGS/(LOSS)                              $    86,169        $   (37,083)
                                                 ===========        ===========

NET EARNINGS/(LOSS) PER SHARE                    $       .02        $      (.01)
                                                 ===========        ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                    4,000,000          3,500,000
                                                 ===========        ===========

                           SUPERIOR SUPPLEMENTS, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                        1997           1996
                                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net earnings (loss)                                                $    86,169    $   (37,083)
                                                                     -----------    -----------
  Adjustments to reconcile net earnings (loss) to net cash
     (used in) provided by operations:
     Depreciation and amortization                                        42,901         18,816
     Gain on sale of marketable securities                                (5,552)          --
     Deferred income tax provision                                          --           (2,400)
  Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                                            73,599        (93,780)
           Inventories                                                   601,205       (314,037)
           Prepaid expenses and other current assets                     (35,593)       (14,124)
           Other assets                                                   39,505       (177,307)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses                      (1,297,415)       673,849
           Income taxes payable                                           14,506        (12,700)
                                                                     -----------    -----------
           Total adjustments                                            (566,844)        78,317
                                                                     -----------    -----------
           Net cash (used in) provided by operating activities          (480,675)        41,234
                                                                     -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                    (296,440)          --
   Purchase of property and equipment                                   (175,861)      (500,982)
   Proceeds from sale of investments                                     548,735           --
                                                                     -----------    -----------
   Net cash provided by (used in) investing activities                    76,434       (500,982)
                                                                     -----------    -----------

  Net decrease in cash and cash equivalents                             (404,241)      (459,748)
  Cash and cash equivalents at beginning of period                       412,914        594,175
                                                                     -----------    -----------

  Cash and cash equivalents at end of period                         $     8,673    $   134,427
                                                                     ===========    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended September 30, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

         Investments in available-for-sale securities at September 30, 1997 consist of U. S. Treasury notes.

4.       Inventories:

         Inventories, consisting principally of finished goods, at September 30, 1997 have been estimated using the gross profit method.

5.       Notes Payable:

         On June 26, 1996, the Company borrowed $200,000 from its founder. This note bears interest at 8% per annum. Principal and accrued interest is due on June 25, 1998.

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Continued)

6.         Revolving Credit Agreement:

           In May 1996, the Company entered into a revolving credit agreement, pursuant to which the Company can borrow up to $200,000 for a period of twenty-four (24) months at an interest rate of fifteen percent (15%) per annum. As of September 30, 1997, the Company had no outstanding balance under the facility.

7.         Stockholders' Equity

           Net earnings/(loss) per share is computed by dividing the net earnings/(loss) by the weighted average number of common shares and equivalents outstanding during the period.

8.         Commitments:

           The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages. Sales to PDK approximated $1,245,000 for the three month period ended September 30, 1997. Included in accounts receivable at September 30,1997 is approximately $819,000 due from PDK.

           The Company is also party to a supply agreement with Compare Generiks, Inc. ("CGI"). Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. As of September 30, 1997, there have been no sales under this agreement.

           The Company is also obligated under a Management Agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

9.   Income Taxes:

           The Company's tax provision for the three month period ended September 30, 1997 gives effect to the estimated utilization of a net operating loss carryforward of approximately $40,000.

10.  Subsequent Event

           The Company entered into a packaging agreement (the "agreement") with PDK. Effective November 30, 1997, the Company shall package product for PDK in the "Futurebiotics" product range. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages.


           The Company has purchased approximately $250,000 in machinery and equipment in connection with this agreement.

                          SUPERIOR SUPPLEMENTS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales for the three month period ended September 30, 1997 were approximately $1,531,000. Approximately 81% of these sales were derived from PDK Labs Inc., ("PDK"). Net sales for the three month period ended September 30, 1996 approximated $771,000. The increase in sales volume is a result of the completion of the Company's manufacturing facility, further development of the Company's customer base and an expansion of the Company's product line. Gross profit for the three month periods ended September 30, 1997 and 1996 approximated $210,000 (14% of sales) and $100,000 (13% of sales), respectively.

         Selling, general and administrative expenses approximated $110,000 (7% of sales) and $123,000 (16% of sales) for the three month periods ended September 30, 1997 and 1996, respectively. The overall decrease as a percentage of sales is attributable to the Company's growth in sales without incurring any significant additional expenses.

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

         On May 31, 1996, the Company agreed to supply Compare Generiks, Inc., ("CGI") with vitamins in bulk tablet form at the Company's cost plus 15 percent. As of September 30, 1997, there have been no sales to CGI.

         On July 21, 1997, the Company entered into a Management Agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

         The Company entered into a packaging agreement (the "agreement") with PDK. Effective November 30, 1997, the Company shall package product for PDK in the "Futurebiotics" product range. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages.


Liquidity and Capital Resources

         As of September 30, 1997, the Company had working capital of approximately $1,460,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately $480,000 primarily due to net earnings of approximately ($86,000), a decrease in accounts payable and accrued expenses ($1,297,000) offset by decreases in operating assets such as accounts receivable ($74,000), inventories ($601,000), other current assets ($40,000) and an adjustment for depreciation and amortization expense of ($43,000).

                           SUPERIOR SUPPLEMENTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


         The statement also reflects net cash provided by investing activities of approximately $76,000 which is attributable to the purchase of marketable securities ($296,000) and the acquisition of property and equipment ($176,000) offset by proceeds from the sale of investments ($549,000).

         The Company intends to use approximately $1,000,000 of the net proceeds from its initial public offering to expand its manufacturing activities by acquiring additional production equipment and implementing sales and marketing plans which include promotional materials, trade shows and advertising through magazines.

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



                                                 SUPERIOR SUPPLEMENTS, INC.

Dated: November 10, 1997                         By:   /s/ Lawrence Simon
                                                    ------------------------
                                                           Lawrence Simon
                                                           President