Form 10QSB
period 1997-12-31
SUPERIOR SUPPLEMENTS INC
filed 1998-02-09
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1997

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

Indicate by check mark whether the Registrant(1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                                   Yes X   No
                                                                      ---    ---

   Class                                         Outstanding at February 2, 1998
------------                                     -------------------------------
Common Stock                                                4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                   For the Six Months Ended December 31, 1997
                   ------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

Financial Statements:

Balance sheet ................................................................1

Statements of operations......................................................2

Statements of cash flows......................................................3

Notes to financial statements...............................................4-6

Management's discussion and analysis
of financial condition and results
of operations...............................................................7-8

Legal proceedings.............................................................9

Signatures...................................................................10

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                   -----------
                                December 31, 1997
                                -----------------

    ASSETS
    ------

 CURRENT ASSETS:
  Cash and cash equivalents                                         $    91,957
   Accounts receivable (no allowance for
     doubtful accounts)                                                 329,276
  Inventories                                                         4,483,364
  Prepaid expenses and other current
     assets                                                              69,546
                                                                    -----------
  Total current assets                                                4,974,143
                                                                    -----------

INVESTMENT IN MARKETABLE SECURITIES,
    at fair value                                                       278,187

PROPERTY AND EQUIPMENT, net                                           1,533,622

OTHER ASSETS                                                            110,986
                                                                    -----------
                                                                    $ 6,896,938
                                                                    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $ 3,826,274
  Note Payable                                                          200,000
  Income Taxes Payable                                                   55,106
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             4,081,380
                                                                    -----------

DEFERRED TAX LIABILITY                                                   14,000
                                                                    -----------


STOCKHOLDERS' EQUITY:
  Common stock, $.0001 par value;
     authorized 25,000,000 shares;
     4,000,000 issued and outstanding                                       400
  Preferred stock, $.0001 par value;
    authorized 10,000,000 shares; 5,000,000
    issued and outstanding                                                  500
  Additional paid-in capital                                          3,145,441
  Unrealized gain on available for sale investments                       9,396
  Accumulated deficit                                                  (354,179)
                                                                    -----------
                                                                      2,801,558
                                                                    -----------
                                                                    $ 6,896,938
                                                                    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                             Six Months Ended            Three Months Ended
                                             ----------------            ------------------
                                               December 31,                 December 31,
                                               ------------                 ------------
                                            1997          1996           1997           1996
                                            ----          ----           ----           ----

NET SALES                               $ 3,242,620    $ 1,406,493    $ 1,711,235    $   635,539
                                        -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   Cost of sales                          2,662,511      1,291,862      1,341,556        621,398
   Selling, general and
      administrative                        358,660        284,462        248,659        161,339
                                        -----------    -----------    -----------    -----------
                                          3,021,171      1,576,324      1,590,215        782,737
                                        -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                     221,449       (169,831)       121,020       (147,198)
                                        -----------    -----------    -----------    -----------

OTHER:
   Interest, net                              8,614         21,705          4,154          7,255
   Dividend Income                           (1,040)          --             (392)          --
   (Gain)/loss on sale of investments       (13,677)       382,500         (8,125)       382,500
                                        -----------    -----------    -----------    -----------
                                             (6,103)       404,205         (4,363)       389,755
                                        -----------    -----------    -----------    -----------

EARNINGS/(LOSS) BEFORE
   PROVISION FOR INCOME TAXES               227,552       (574,036)       125,383       (536,953)

PROVISION FOR INCOME TAXES                   58,200           --           42,200           --
                                        -----------    -----------    -----------    -----------

NET EARNINGS/(LOSS)                     $   169,352    $  (574,036)   $    83,183    $  (536,953)
                                        ===========    ===========    ===========    ===========


EARNINGS/(LOSS) PER
   COMMON SHARE                         $       .04    $      (.16)   $       .02    $      (.15)
                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                           4,000,000      3,500,000      4,000,000      3,500,000
                                        ===========    ===========    ===========    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                               Six Months Ended
                                                                December 31,
                                                             1997           1996
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                   $   169,352    $  (574,036)
                                                         -----------    -----------
   Adjustments to reconcile net earnings (loss) to net
     cash used in operations:
     Depreciation and amortization                            96,221         74,704
     (Gain)/loss on sale of marketable securities            (13,677)       382,500
     Deferred income tax provision                             5,200         10,800
  Changes in operating assets and liabilities:
        (Increase) decrease in assets:
           Accounts receivable                               838,309        324,639
           Inventories                                    (2,838,381)      (882,062)
           Prepaid expenses and other current assets         (23,919)       (21,201)
           Notes receivable                                     --         (315,325)
           Other assets                                       26,863       (147,587)
         Increase (decrease) in liabilities:
           Accounts payable and accrued expenses           1,450,237        700,654
           Income taxes payable                               51,506        (24,000)
                                                         -----------    -----------
           Total adjustments                                (407,641)       103,122
                                                         -----------    -----------
           Net cash used in operating activities            (238,289)      (470,914)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                        (296,510)          --
   Purchase of property and equipment                       (589,761)      (704,983)
   Proceeds from sale of investments                         803,603        595,000
                                                         -----------    -----------
   Net cash used in investing activities                     (82,668)      (109,983)
                                                         -----------    -----------

  Net decrease in cash and cash equivalents                 (320,957)      (580,897)
  Cash and cash equivalents at beginning of period           412,914        594,175
                                                         -----------    -----------

  Cash and cash equivalents at end of period             $    91,957    $    13,278
                                                         ===========    ===========


                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       SIX MONTHS ENDED DECEMBER 31, 1997
                       ----------------------------------

1.       Basis of Presentation:
         ---------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended December 31, 1997 and 1996. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the six and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.       Concentration of Credit Risk:
         ----------------------------

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

3.       Investment in Marketable Securities:
         -----------------------------------

         Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Investments in available-for-sale securities at December 31, 1997 consist of U. S. Treasury notes.

4.       Inventories:
         -----------

         Inventories, consisting principally of finished goods and work in process, at December 31, 1997 have been estimated using the gross profit method.


5.       Notes Payable:
         -------------

         On June 26, 1996, the Company borrowed $200,000 from its founder. This note bears interest at 8% per annum. Principal and accrued interest is due on June 25, 1998.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        SIX MONTHS ENDED DECEMBER 31,1997
                        ---------------------------------
                                   (Continued)

6.       Revolving Credit Agreement:
         --------------------------

         In May 1996, the Company entered into a revolving credit agreement, pursuant to which the Company can borrow up to $200,000 for a period of twenty-four (24) months at an interest rate of fifteen percent (15%) per annum. As of December 31, 1997, the Company had no outstanding balance under the facility.

7.       Stockholders' Equity:
         --------------------

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share". Earnings/(loss) per common share is computed by dividing the net earnings/(loss) by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the six and three month periods ended December 31, 1996.

8.       Commitments:
         -----------

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages. Sales to PDK approximated $2,468,000 for the six month period ended December 31, 1997.

         On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of December 31, 1997, the Company sold approximately 366,000 bottles to PDK.

         The Company purchased approximately $250,000 in machinery and equipment and acquired approximately $2,045,000 in inventory in connection with this agreement.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        SIX MONTHS ENDED DECEMBER 31,1997
                        ---------------------------------
                                   (Continued)

9.       Major Customer:
         --------------

         Sales to a major customer approximated 76% of total sales for the six month period ended December 31, 1997

10.      Income Taxes:
         ------------

         The Company's tax provision for the six month period ended December 31, 1997 gives effect to the estimated utilization of a net operating loss carryforward of approximately $40,000.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

Net sales for the six and three month periods ended December 31, 1997 were approximately $3,243,000 and $1,711,000 respectively, as compared to $1,406,000 and $636,000 for the corresponding periods in 1996. The increase in sales volume is principally attributable to the expansion of the Company's product line and further development of the Company's customer base. Gross profit for the six and three month periods ended December 31, 1997 approximated $580,000 (18% of sales) and $370,000 (22% of sales) respectively, as compared to $115,000 (8% of sales) and $14,000 (2% of sales).

Selling, general and administrative expenses approximated $359,000 and $249,000 for the six and three month periods ended December 31, 1997, respectively. As a percentage of sales, these amounts represent 11% and 15% respectively, as compared to 20% and 25% in the corresponding periods in the prior year. The overall decrease as a percentage of sales is attributable to the Company's growth in sales without incurring any significant additional expenses.

On May 14, 1996, the Company entered into a three year Supply Agreement with PDK Labs Inc., ("PDK"), which provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages.

On July 21, 1997, the Company entered into a Management Agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

On November 30, 1997, the Company entered into a Packaging Agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages.

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

Liquidity and Capital Resources
-------------------------------

As of December 31, 1997, the Company had working capital of approximately $893,000.

The Company's statement of cash flows reflects cash used in operating activities of approximately ($238,000), primarily due to increases in operating assets such as inventories ($2,838,000) and prepaid expenses and other current assets ($24,000) offset by net earnings of approximately ($169,000), decreases in operating assets such as accounts receivable ($838,000), increases in accounts payable and accrued expenses ($1,450,000), income taxes payable ($52,000) and an adjustment for depreciation and amortization expense of ($96,000).

The statement also reflects net cash used in investing activities of approximately ($83,000) which is attributable to the purchase of marketable securities ($297,000) and the acquisition of property and equipment ($590,000) offset by proceeds from the sale of investments ($804,000).

The Company expects to meet its cash requirements from operations, available-for-sale securities, current cash reserves, and its existing financing arrangements.

PART II - OTHER INFORMATION
---------------------------

Item 1. - Legal Proceedings
---------------------------

There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

                                   Signatures
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SUPERIOR SUPPLEMENTS, INC.

Dated:  February 5, 1998                         By: /Lawrence Simon/
                                                    -----------------------
                                                      Lawrence Simon
                                                      President