Form 10QSB
period 1998-03-31
SUPERIOR SUPPLEMENTS INC
filed 1998-05-14
CIK 1020625

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended March 31, 1998

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

                                270 Oser Avenue
                              Hauppauge, New York
                     -------------------------------------
                   (Address of principal executive offices)

                                    11788
                              -------------------
                                  (Zip Code)

                                (516) 231-0783
                 --------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes   X        No
                                                          -------       ------

    Class                                      Outstanding at May 6, 1998
------------                                   ---------------------------
Common Stock                                           4,000,000

                          SUPERIOR SUPPLEMENTS, INC.
                                  FORM 10-QSB
                               QUARTERLY REPORT
                   For the Nine Months Ended March 31, 1998

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Financial Statements:

Balance sheet ..............................................................1

Statements of operations....................................................2

Statements of cash flows....................................................3

Notes to financial statements.............................................4-5

Management's discussion and analysis
of financial condition and results
of operations.............................................................6-7

Legal proceedings...........................................................8

Signatures..................................................................9

                          SUPERIOR SUPPLEMENTS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                MARCH 31, 1998

                  ASSETS
                  ------

 CURRENT ASSETS:
     Accounts receivable (no allowance for
        doubtful accounts)                                        $  304,732
     Inventories                                                   5,049,733

     Prepaid expenses and other current
        assets                                                        50,604
                                                                  -----------
     Total current assets                                          5,405,069
                                                                  -----------
PROPERTY AND EQUIPMENT, net                                        1,530,625

OTHER ASSETS                                                         102,937
                                                                  -----------
                                                                  $7,038,631
                                                                  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $4,071,141
     Note Payable                                                    200,000
     Income Taxes Payable                                             16,106
                                                                  -----------
     Total current liabilities                                     4,287,247
                                                                  -----------
DEFERRED TAX LIABILITY                                                12,000
                                                                  -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;
        authorized 25,000,000 shares;
        4,000,000 issued and outstanding                                 400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                                           500
     Additional paid-in capital                                    3,145,441
     Accumulated deficit                                            (406,957)
                                                                  -----------

                                                                   2,739,384
                                                                  -----------
                                                                  $7,038,631
                                                                  ===========

                          SUPERIOR SUPPLEMENTS, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Nine Months Ended                      Three Months Ended
                                                           March 31,                               March 31,
                                                       ------------------                     -------------------
                                                   1998                1997                 1998               1997
                                                   ----                ----                 ----              -----

NET SALES                                       $ 5,584,256        $ 2,606,611          $ 2,341,636         $ 1,200,118
                                                ------------       ------------         ------------        -----------

COSTS AND EXPENSES:
    Cost of sales                                 4,892,571          2,355,670            2,230,060           1,063,808
    Selling, general and
       administrative                               571,926            392,689              213,266             108,227
                                                ------------       ------------         ------------        ------------
                                                  5,464,497          2,748,359            2,443,326           1,172,035
                                                ------------       ------------         ------------        ------------

OPERATING INCOME (LOSS)                             119,759           (141,748)            (101,690)             28,083
                                                ------------       ------------         ------------        ------------

OTHER:
    Interest, net                                    12,529             23,456                3,915               1,751
    Dividend Income                                  (1,047)            -                        (7)                -
    (Gain)/loss on sale of investments              (28,497)           450,000              (14,820)             67,500
                                                ------------       ------------         ------------        ------------
                                                    (17,015)           473,456              (10,912)             69,251
                                                ------------       ------------         ------------        ------------
EARNINGS/(LOSS) BEFORE
    PROVISION  FOR INCOME TAXES                     136,774           (615,204)             (90,778)            (41,168)


INCOME TAX PROVISION/(BENEFIT)                       20,200             -                   (38,000)               -
                                                ------------       ------------         ------------        ------------

NET EARNINGS/(LOSS)                             $   116,574        $  (615,204)         $   (52,778)        $   (41,168)
                                                ============       ============         ============        ============

EARNINGS/(LOSS) PER
   COMMON SHARE                                 $       .03        $      (.15)         $      (.01)        $      (.01)
                                                ============       ============         ============        ============
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                   4,000,000          4,000,000            4,000,000           4,000,000
                                                ============       ============         ============        ============


                          SUPERIOR SUPPLEMENTS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                 March  31,
                                                                             ------------------
                                                                           1998                  1997
                                                                           ----                  ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                              $    116,574           $   (615,204)
                                                                      -------------          -------------
     Adjustments to reconcile net earnings (loss) to net
     cash used in operations:
         Depreciation and amortization                                     152,356                 89,609
         (Gain)/loss on sale of marketable securities                      (28,497)               450,000
         Deferred income tax provision                                       6,200                 10,800
     Changes in operating assets and liabilities:
         (Increase) decrease in assets:
             Accounts receivable                                           862,853               (580,763)
             Inventories                                                (3,404,750)              (954,720)
             Prepaid expenses and other current assets                      (4,977)               (18,783)
             Other assets                                                   34,663                (66,086)
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                       1,695,104                943,659
             Income taxes payable                                           12,506                (24,000)
                                                                      -------------          -------------
             Total adjustments                                            (674,542)              (150,284)
                                                                      -------------          -------------
             Net cash used in operating activities                        (557,968)              (765,488)
                                                                      -------------          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                      (849,774)            (1,247,963)
   Purchase of property and equipment                                     (642,651)              (749,347)
   Proceeds from sale of investments                                     1,637,479                700,000
                                                                      -------------          -------------
   Net cash provided by (used in) investing activities                     145,054             (1,297,310)
                                                                      -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from initial public offering                              -                    1,834,461
    Repayment of bridge note                                               -                     (300,000)
                                                                      -------------          -------------
    Net cash provided by financing activities                              -                    1,534,461
                                                                      -------------          -------------


    Net decrease in cash and cash equivalents                             (412,914)              (528,337)
    Cash and cash equivalents at beginning of period                       412,914                594,175
                                                                      -------------          -------------

    Cash and cash equivalents at end of period                        $         -            $     65,838
                                                                      =============          =============


                          SUPERIOR SUPPLEMENTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       NINE MONTHS ENDED MARCH 31, 1998

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended March 31, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1997. The results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.       Concentration of Credit Risk:

         Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standards Board Statement No. 105 ("FASB 105"), consist primarily of trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for all the Company's trade receivables. The risk associated with this concentration is limited due to their geographic dispersion.

3.       Inventories:

         Inventories, consisting principally of finished goods and work in process, at March 31, 1998 have been estimated using the gross profit method.

4.       Notes Payable:

         On June 26, 1996, the Company borrowed $200,000 from its founder. This note bears interest at 8% per annum. Principal and accrued interest is due on June 25, 1998.

5.       Revolving Credit Agreement:

         In May 1996, the Company entered into a revolving credit agreement, pursuant to which the Company can borrow up to $200,000 for a period of twenty-four (24) months at an interest rate of fifteen percent (15%) per annum. As of March 31, 1998, the Company had no outstanding balance under the facility.

                          SUPERIOR SUPPLEMENTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31,1998
                                  (Continued)

6.       Stockholders' Equity:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." Earnings/(loss) per common share is computed by dividing the net earnings/(loss) by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. The loss per share was retroactively restated to reflect FASB No. 128 for the nine and three month periods ended March 31, 1997.

7.       Commitments:

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages. Sales to PDK approximated $4,480,000 for the nine month period ended March 31, 1998.

         On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of March 31, 1998, the Company sold approximately 980,000 bottles to PDK.

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

8.       Income Taxes:

         The Company's tax provision for the nine month period ended March 31, 1998 gives effect to the utilization of a net operating loss carryforward of approximately $37,000.

                          SUPERIOR SUPPLEMENTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the nine and three month periods ended March 31, 1998 were approximately $5,584,000 and $2,342,000 respectively, as compared to $2,607,000 and $1,200,000 in the corresponding periods in the prior year. The increase in sales volume is principally attributable to the expansion of the Company's product line and further development of the Company's customer base. Gross profit for the nine and three month periods ended March 31, 1998 approximated $692,000 (12% of sales) and $112,000 (5% of sales) respectively, as compared to $251,000 (10% of sales) and $136,000 (11% of sales).

Selling, general and administrative expenses approximated $572,000 and $213,000 for the nine and three month periods ended March 31, 1998, respectively. As a percentage of sales, these amounts represent 10% and 9% respectively, as compared to 15% and 9% in the corresponding periods in the prior year. The overall decrease as a percentage of sales is attributable to the Company's growth in sales without incurring any significant additional expenses.

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

On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. In connection with this agreement, PDK transferred approximately $2,045,000 of inventory to the Company. In addition, the Company purchased machinery and equipment from PDK for proceeds of $232,000.

                          SUPERIOR SUPPLEMENTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  (Continued)

Liquidity and Capital Resources

As of March 31, 1998, the Company had working capital of approximately
$1,118,000.

The Company's statement of cash flows reflects cash used in operating activities of approximately ($558,000), primarily due to an increase in inventories ($3,405,000) offset by net earnings of ($117,000), decreases in operating assets such as accounts receivable ($863,000), increases in accounts payable and accrued expenses ($1,695,000), and income taxes payable ($13,000) and an adjustment for depreciation and amortization expense of ($152,000).

The statement also reflects net cash provided by investing activities of approximately ($145,000) which is attributable to proceeds from the sale of investments ($1,637,000) offset by the purchase of marketable securities ($850,000) and the acquisition of property and equipment ($643,000).

The Company expects to meet its cash requirements from operations and its existing financing arrangements.

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

                                       SUPERIOR SUPPLEMENTS, INC.


Dated: May 11, 1998                    By: /Lawrence Simon/
                                         ---------------------
                                           Lawrence Simon
                                           President