Form 10KSB40
period 1998-06-30
SUPERIOR SUPPLEMENTS INC
filed 1998-09-28
CIK 1020625

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB

              [X] Annual Report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

Commission File No. 0-22133

                          SUPERIOR SUPPLEMENTS, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                       11-3320172
---------------------------------            ---------------------------------
(State of or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

  270 Oser Avenue, Hauppauge, New York                  11788
----------------------------------------        ---------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code: (516) 231-0783

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

                   Common Stock, par value $.0001 per share
                   ----------------------------------------
                               (Title of Class)

 Units consisting of two (2) shares of common stock, par value $.0001 per share and two (2) Class A Redeemable Common Stock Purchase Warrants
--------------------------------------------------------------------------------
                               (Title of Class)

               Class A Redeemable Common Stock Purchase Warrant
--------------------------------------------------------------------------------
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $10,255,843.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 22, 1998, was approximately $3,120,000.

         Number of shares outstanding of the issuer's common stock, as of September 22, 1998 was 4,000,000.

                           See Page 25 for Exhibits

                                    PART 1

ITEM 1.   BUSINESS

GENERAL

         Superior Supplements, Inc., a Delaware corporation (the "Company" or "SSI"), was formed on April 24, 1996. The Company is engaged in the development, manufacture, packaging, marketing and sale of dietary supplements including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form. The Company manufactures a wide variety of products for companies which package and sell through many different channels of distribution, including health food, drug, convenience and mass market stores.

         On February 26, 1997, the Company completed an underwritten public offering (the "Initial Public Offering") of its securities by selling 250,000 units (the "Units") consisting of 500,000 shares of Common Stock and 500,000 Class A Warrants to purchase an additional 500,000 shares of Common Stock.

SUPPLY AND LICENSING AGREEMENTS

         On May 14, 1996, the Company entered into a supply agreement with PDK Labs Inc., a New York corporation ("PDK") pursuant to which the Company supplies PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form. The supply agreement expires in May 1999 and is automatically renewable for successive one (1) year periods thereafter. Under the terms of the agreement, PDK has agreed to purchase products for fair market value, such products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement. In the event that PDK fails to purchase $2,500,000 of product in any given year, the Company will be paid up to $100,000, on a pro-rated basis, as liquidated damages. Sales to PDK approximated 88% of total sales for the year ended June 30, 1998. See "Certain Relationships and Related Transactions."

         In addition, on November 30, 1997, the Company entered into a packaging agreement with PDK. The Company agreed to package Futurebiotics products for PDK for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement is for two (2) years renewable for successive one (1) year periods thereafter. PDK is obligated to purchase 1,000,000 bottles of Futurebiotics products per annum during the term of the agreement. In the event that PDK does not purchase 1,000,000 bottles of Futurebiotics products in any given year, the Company will be paid up to $100,000, on pro-rata basis, as liquidated damages. As of June 30, 1998, the Company has packaged 1,789,000 bottles for PDK. See "Certain Relationships and Related Transactions."

         PDK supplies certain management and personnel to the Company and Reginald Spinello, one of the Company's directors, is also the President and Chief Executive Officer of PDK and Raveendra Nandigam, one of the Company's directors, is also the Vice President of Manufacturing of PDK. In addition, Reginald Spinello, Lawrence Simon and Raveendra Nandigam have voting power over more than fifty percent (50%) of the Common Stock and the Preferred Stock of the Company pursuant to the Voting Trust Agreement with PMF. Messrs. Spinello and Simon may be deemed to be founders of the Company.

MANUFACTURING

         The Company's manufacturing facility has production equipment consisting of tablet presses and encapsulating machines with a capacity of producing per annum, in excess of one billion two hundred million (1,200,000,000) tablets and capsules of various sizes and shapes. In addition, the Company has the capacity to package in excess of five million bottles per annum. The Company manufactures single ingredient herbal products and multi-ingredient vitamins in tablet, capsule and bottled form. All manufacturing is conducted in accordance with Good Manufacturing Practice Standards of the United States Food and Drug Administration and other applicable regulatory standards.

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

MARKETING AND DISTRIBUTION STRATEGIES

         The Company manufactures a full line of dietary supplements including vitamins, minerals, herbs and specialty nutritional supplements in bulk tablet and capsule form, which are marketed to companies, such as PDK and CGI, that package and sell through many different channels of distribution, including health food, drug, convenience and mass market stores. In addition, the Company packages certain products in bottled form for PDK. The Company also supplies other manufacturers which "outsource" a portion of their needs on an ongoing basis to supplement their own capacities.

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

MANAGEMENT AND EMPLOYEES

         As of September 22, 1998, the Company employed sixty-one (61) full time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

GOVERNMENT REGULATION

         The processing, formulation, packaging, labeling and advertising of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Administration (the "FDA"), the Federal Trade Commission (the "FTC"), the Consumer Product Safety Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities may also be regulated by various agencies of the states and localities in which the Company's products are sold.

         In October 1994, the Dietary Supplement Health and Education Law was signed into law. This new law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, amino acids, herbs and other nutritional substances are included in the definition. It expressly provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, provided it is not false or misleading. The new law also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It provides a set of different label requirements for ingredient content information, and directs the FDA to publish new label regulations for supplements with a mandatory effective date, as extended, of March 23, 1999. It makes no modifications on the requirements and proscriptions regarding health claims for dietary supplements. The new law also introduced the concept of good manufacturing practices to the manufacture of dietary supplements. At this time, it would be premature to predict its overall impact on the dietary supplement industry.

LIABILITY INSURANCE

         The Company, like other manufacturers of products that are ingested, faces inherent risk of exposure to product liability claims if, among other things, the use of its products result in an injury. Accordingly, currently the Company maintains product liability insurance as a named insured on each of its suppliers' policies. The Company requires that its suppliers have minimum coverage of $1,000,000 and that the Company is named insured on the policy. While management believes that its insurance coverage is adequate, there can be no assurance that any judgment against the Company will not exceed liability coverage. A judgment significantly in excess of the amount of insurance coverage would have a material adverse effect on the Company.

ITEM 2.  PROPERTIES.

         The Company's headquarters, plant operations, warehousing and shipping facilities are housed in a modern forty thousand (40,000) square foot building. The Company leases the building pursuant to a lease which expires on October 14, 2000. The lease provides for no rental payments from May 1996 through August 1996 and monthly rental payments ranging from $19,167 to $23,000 thereafter through October 2000. In the judgment of management, the lease with the landlord reflects a rent at current fair market value.

ITEM 3.  LEGAL PROCEEDINGS.

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters which have been submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

         The Company's securities commenced trading on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on February 27, 1997 in the form of Units each consisting of two (2) shares of Common Stock and two (2) Class A Warrants. The Common Stock and Class A Warrants are regularly quoted and traded on the OTC Bulletin Board under the symbols
SPSU and SPSUW.

         The following table indicates the high and low bid prices for the Company's Units, Common Stock and Class A Warrants for the period up to June 30, 1998 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units

                  1997 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                        27           13
                  Second Quarter                       26           17
                  Third Quarter                        18.5         15
                  Fourth Quarter                       20           13

                  1998 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                       20             18
                  Second Quarter                      N/A            N/A

Common
Stock

                  1997 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                       9 1/4         8
                  Second Quarter                      7             4
                  Third Quarter                       7 5/8         4 5/8
                  Fourth Quarter                      8 3/8         5

                  1998 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                       8 1/8         3
                  Second Quarter                      4 1/4         1

Class A
Warrants

                  1997 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                       5             5
                  Second Quarter                      5             3
                  Third Quarter                       5 1/8         2 1/2
                  Fourth Quarter                      5 3/8         1 1/2

                  1998 Calendar Year                   Quoted Bid Price
                  ------------------                 --------------------
                                                      High          Low
                                                     --------------------
                  First Quarter                       5 1/4         2
                  Second Quarter                      2 1/8        5/32

         On September 22, 1998 the closing price of the Common Stock as reported on the OTC Bulletin Board was $.78. On September 22, 1998 the closing price for the Class A Warrants reported on the OTC Bulletin Board was $.50. On September 22, 1998, the Units did not trade. On September 22, 1998 there were 20 holders of record of Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Net sales for the fiscal year ended 1998 were approximately $10,256,000 as compared to net sales in 1997 of $4,628,000. The increase in sales volume is principally attributable to the expansion of the Company's product line. Gross profit amounted to $790,000 (8% of sales) in 1998 as compared to $400,000 (9% of sales ) in 1997.

         Selling, general and administrative expenses were $747,000 in 1998 and $467,000 in 1997. As a percentage of sales, selling, general and administrative expenses were 7% in 1998 and 10% in 1997. The overall decrease as a percentage of sales is attributable to the Company's growth in sales without incurring disproportionate increases in operating expenses.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 1999 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $9,054,000 and $4,013,000 for the fiscal years ended June 30, 1998 and 1997, respectively.

         On November 30, 1997, the Company entered into a packaging agreement (the "Agreement") with PDK, which provides for the Company to package certain products for PDK. The Agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. In connection with the Agreement, PDK transferred approximately $2,045,000 of inventory to the Company. In addition, the Company purchased machinery and equipment from PDK for $232,000.

         The Company is obligated under a management agreement with PDK pursuant to which PDK agreed to supply certain management services to the Company in consideration for the payment of a management fee of $10,000 per month.

FISCAL YEAR 1997 COMPARED TO THE PERIOD APRIL 24, 1996 (INCEPTION) TO JUNE 30, 1996

         Net sales for the fiscal year ended June 30, 1997 were approximately $4,628,000. Approximately 87% of these sales were derived from PDK Labs Inc. ("PDK"). Net sales for the period April 24, 1996 (inception) to June 30, 1996 approximated $857,000. The increase in sales volume is a result of the completion of the Company's manufacturing facility in 1996. The Company was in the development stage for the period ended June 30, 1997. The gross profit on these sales approximated $400,000 for the fiscal year ended June 30, 1997 and $119,000 for the period ended June 30, 1996.

         Selling, general and administrative expenses approximated $467,000 (10% of sales) for the fiscal year ended June 30, 1997 and $71,000 (8% of sales) for the period April 24, 1996 (inception) to June 30, 1996. The increase in selling, general and administrative expenses is principally attributable to the Company having fully commenced operations during the fiscal year ended June 30, 1997.

         On May 14, 1996, the Company entered into a three year Supply Agreement with PDK, which provides for the Company to supply PDK with vitamins and dietary supplement in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages.

         As of March 31, 1997, the Company in three separate transactions sold all of its common stock of Compare Generiks, Inc. In connection with the sales of such shares, the Company received an aggregate of $700,000 in proceeds and realized a loss of $450,000.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the costs of addressing this problem will not materially affect the financial position of the Company.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had working capital of approximately $1,086,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($667,000), primarily due to net income of approximately ($51,000) and increases in operating assets such as accounts receivable ($2,015,000) and inventories ($384,000) offset by an increase in accounts payable and accrued expenses ($1,453,000) and an adjustment for depreciation and amortization of ($206,000).

         The statement also reflects net cash used in investing activities of approximately ($291,000) which is attributable to the acquisition of property and equipment ($500,000) offset by proceeds from the sale of investments ($791,000).

         The Company expects to meet its cash requirements from operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT


NAME                       AGE     POSITION(S) WITH THE COMPANY
----                       ---     ----------------------------
Lawrence D. Simon          32      President, Chairman, Chief Financial Officer
                                   and Director

Reginald Spinello          46      Director

Matthew L. Harriton*       33      Director and Secretary

Dr. Daniel Durchslag**     54      Director

Raveendra Nandigam         49      Director

*Matthew L. Harriton resigned as a Director of the Company on May 11, 1998. **Dr. Daniel Durchslag resigned as a Director of the Company on May 2, 1998.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

LAWRENCE D. SIMON has been the President, Chairman, Chief Financial Officer and a Director of the Company since May 1, 1996. He was the National Sales Director for Futurebiotics from October 1, 1995, until his resignation on April 30, 1996. Futurebiotics distributes, markets and sells vitamins, minerals, herbal formulations and specialty nutritional supplements principally to health food stores through regional distributors. Prior to joining Futurebiotics Mr. Simon was Regional Sales Manager for PDK (from April 10, 1992 to September 30, 1995). Prior to PDK Mr. Simon was President of LDS Products Inc. (from March 1990 to March 1991). LDS Products Inc., is a brokerage corporation specializing in sales to wholesale companies in Eastern Europe. Prior to LDS Products Inc., Mr. Simon was an Auditor with Coopers & Lybrand LLP (from December 1988 to March 1990). He is a graduate of Cleveland State University with a Bachelors Degree in Business Administration.

REGINALD SPINELLO has been a Director of the Company since May 1, 1996. He has been the President and a Director of Futurebiotics since its formation in March, 1994 and Chief Executive Officer since December 2, 1997. Futurebiotics distributes, markets and sells vitamins, minerals, herbal formulations and specialty nutritional supplements principally to health food stores through regional distributors. In addition, he is the President and Chief Executive Officer of PDK Labs Inc., a position he has held since August 21, 1998 and he was the Executive Vice President of PDK Labs Inc., from September 1993 until August 21, 1998 and a Director of PDK Labs Inc. since August 5, 1997. Mr. Spinello joined PDK Labs Inc. in September 1991 as Vice President of Operations. Mr. Spinello graduated from Bryant College with a B.S. Degree in Business Administration. Additionally, he has studied in the field of nutrition and is a non-practicing nutrition consultant.

RAVEENDRA NANDIGAM has been a Director of the Company since June 1, 1998. He has been the Vice President of Manufacturing for PDK Labs Inc. ("PDK") since 1991 and was the plant manager from 1983 to 1991. PDK is a manufacturer of over the counter pharmaceuticals. Prior to joining PDK, Mr. Nandigam was the plant manager of Godavri Agro Chemicals in India, a manufacturer of Zinc Sulfate and Copper Sulfate. Mr. Nandigam is a graduate of Andhra University and received his Masters Degree in Chemistry from Bhopal University.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE


                                                                                               Long Term Compensation
                                                                                             --------------------------
                                                          Annual Compensation                Awards             Payouts
                                              -------------------------------------------------------------------------
   (a)                     (b)       (c)       (d)              (e)           (f)          (g)       (h)          (i)

                                                                            Restricted               LTIP      All Other
Name and                                                    Other Annual      Stock      Options/   Payouts   Compensation
Principal Position         Year    Salary($)  Bonus($)    Compensation($)    Award($)     SARs(#)     ($)         ($)

Lawrence Simon, President  1998   $  87,000   $44,000          $-0-            -0-         -0-        -0-        $-0-
                           1997   $  75,000   $ 5,833          $-0-            -0-         -0-        -0-        $-0-
                           1996   $  12,692   $-0-             $-0-            -0-       100,000(1)   -0-        $-0-

(1) Represents issuance of options to acquire 100,000 shares of common stock at $6.00 per share exercisable one year from the effective date of the Company's Initial Public Offering.


                       AGGREGATED OPTION/SAR EXERCISES -
                         AND FY-END OPTION/SAR VALUES


   ----------------------------------------------------------------------------------------------------------------------------
            (a)                (b)             (c)                      (d)                                (e)
                              Shares          Value           Number of Securities            Value of Unexercised in the Money
                           Acquired on       Realized        Underlying Unexercised                 Options/SARs at the
           Name            Exercise (#)         $           Options/SARs at FY-End (#)                   FY-End ($)
           ----            ------------      --------      -----------------------------      ----------------------------------
                                                           Exercisable     Unexercisable      Exercisable      Unexercisable
                                                           -----------     -------------      -----------      -------------

   Lawrence Simon (2)           0               0            100,000          100,000            $-0-               -0-



(2)      The exercise price of the options is $6.00 per share.

EMPLOYMENT AGREEMENTS

         As of May 1, 1996, the Company entered into a one (1) year employment agreement with Lawrence D. Simon, pursuant to which Mr. Simon serves as the Company's President. The agreement provides for Mr. Simon to receive a salary of $75,000 per annum. In addition, Mr. Simon has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company included in the Units offered for sale in the Initial Public Offering commencing one year from the effective date of the Initial Public Offering, and (ii) only at a time when Mr. Simon is employed by the Company. The agreement can be terminated by the Company, with or without cause, upon ninety (90) days' notice and contains prohibitions on the disclosure of confidential information and covenants not to compete with the Company which survive any such termination. In April 1997, the Company extended Mr. Simon's employment agreement for a further year. In April 1998, the Company entered into an amended employment agreement with Mr. Simon pursuant to which (i) Mr. Simon's salary was increased to $100,000 per annum with effect from January 1, 1998 and (ii) Mr. Simon's term of employment was extended for a further year.

1996 STOCK PLAN

         In June 1996, the Board of Directors of the Company adopted, and the stockholders of the Company approved the adoption of, the 1996 Stock Plan (hereinafter called the "1996 Plan"). The purpose of the 1996 Plan is to provide an incentive and reward for those executive officers and other key employees in a position to contribute substantially to the progress and success of the Company, to closely align the interests of such employees with the interests of stockholders of the Company by linking benefits to stock performance and to retain the services of such employees, as well as to attract new key employees. In furtherance of that purpose, the 1996 Plan authorizes the grant to executives and other key employees of the Company and its subsidiaries of stock options, restricted stock, deferred stock, bonus shares, performance awards, dividend equivalent rights, limited stock appreciation rights and other stock-based awards, or any combination thereof. The 1996 Plan provides flexibility to the Company's compensation methods, after giving due consideration to competitive conditions and the impact of federal tax laws.

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

         The 1996 Plan will be administered by a committee consisting of not less than two (2) members of the Board of Directors who are "disinterested" within the meaning of Rule 16b-3 promulgated under the Exchange Act and "outside directors" within the meaning of Section 162(m) of the Code (including persons who may be deemed outside directors by virtue of any transitional rule which may be adopted by the Internal Revenue Service implementing such Section). The Company does not presently have two "disinterested" directors and, accordingly, no awards will be granted under the 1996 Plan until such time as there are two "disinterested" directors. The Board will determine the persons to whom awards will be granted, the type of award and, if applicable, the number of shares to be covered by the award. During any calendar year, no person may be granted under the 1996 Plan awards aggregating more than 100,000 shares (which number shall be subject to adjustment to prevent dilution in the event of stock splits, stock dividends or other changes in capitalization of the Company).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

                  OWNERS AND MANAGEMENT

         The following table sets forth information, as of September 22, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


Name and Address of  Beneficial       Shares of Common     Percentage (%) of        Shares of          Percentage (%)
Owner (1)                                Stock Owned         Common Stock        Preferred Stock     Total Combined Vote
-------------------------------       ----------------     -----------------     ---------------     -------------------

PMF, Inc. (3)(4)                          3,362,650               54.7               5,000,000              75.0
Lawrence D. Simon(2)(5)(6)                  100,000                2.4               5,000,000              56.0
Reginald Spinello(2)(6)                       0.0                  0.0               5,000,000              55.6
Raveendra Nandigam(2)(6)                      0.0                  0.0               5,000,000              55.6
All officers and directors as
a group (three (3) persons) (6)             100,000                2.4               5,000,000              56.0

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (b1) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) The address of the stockholders noted above is c/o Superior Supplements, Inc., 270 Oser Avenue, Hauppauge, NY 11788.

(3) Includes 2,150,000 shares of common stock issuable upon the exercise of 2,150,000 Class A Warrants held by PMF, Inc. PMF, Inc., a corporation wholly owned by Barry Gersten, the founder of the Company, is record holder of such shares. Mr. Gersten may be deemed to hold sole investment and voting power over such shares.

(4) The address of PMF, Inc. is c/o Ganer Grossbach Ganer, P.C. 1995 Broadway, New York, NY 10023.

(5) Includes 100,000 shares of common stock underlying option to purchase 100,000 shares of Common Stock of the Company issued pursuant to Mr. Simon's employment agreement which became exercisable one year from the effective date of the Company's Initial Public Offering.

(6) Includes 5,000,000 shares of Preferred Stock owned by PMF, Inc. PMF, Inc. granted a voting trust on May 1, 1996 for a period of five (5) years to Lawrence D. Simon, Reginald Spinello and Dr. Durchslag or any director succeeding any of such persons. Dr. Durchslag resigned on May 2, 1998 and, therefore, no longer holds the voting trust. Mr. Nandigam was appointed as a director of the Company on June 1, 1998 and has held the voting trust since that date. Any disagreement is to be resolved by the vote of a majority of the trustees. Accordingly, each of them may be deemed to hold voting power over such shares. PMF, Inc. has retained all other rights of beneficial ownership in such shares.

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

         On May 1, 1996 PMF, Inc. granted a voting trust for a period of five
(5) years to Lawrence D. Simon, Reginald Spinello and Dr. Daniel Durchslag (or any director succeeding any such person) over the 5,000,000 Preferred Shares owned by PMF, Inc. Dr. Durchslag resigned as a Director on May 2, 1998 and lost voting power under the voting trust. His successor, Raveendra Nandigam, was appointed as a Director on June 1, 1998 and holds voting power under the voting trust. The voting trust provides for the majority decision to control the vote in the event of any disagreement between the trustees.

         On May 14, 1996, the Company entered into an agreement to supply PDK Labs Inc. with vitamins and dietary supplements in bulk tablet form (the "PDK Agreement"). The agreement, as amended, provides for PDK Labs Inc. to purchase certain products at fair market value. PDK Labs Inc. agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum for each year during the term of the PDK Agreement. In the event that PDK Labs Inc. fails to purchase the minimum amount of products in any year, the Company will be paid $100,000 as liquidated damages (pro-rated by reference to the percentage of said minimum amount purchased during the related year). The term of the PDK Agreement is for a period of three (3) years, automatically renewable for successive one (1) year terms. Sales to PDK approximated 88% of total sales for the year ended June 30, 1998.

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

         In June, 1996, the Company borrowed $200,000 from PMF, Inc., the Company's founder, at an annual interest rate of eight percent (8%) pursuant to a promissory note dated June 26, 1996, repayable on June 25, 1998. The Company has received a demand for repayment of the sums outstanding under this note. The Company intends to request a change or an extension in the terms of the Note.

         On July 21, 1997, the Company entered into a management agreement with PDK Labs Inc. pursuant to which PDK Labs Inc. agreed to supply certain management services to the Company in consideration for the payment by the Company of a management fee of $10,000 per month.

         In addition, on November 30, 1997, the Company entered into a packaging agreement with PDK Labs Inc. The Company agreed to package Futurebiotics products for PDK Labs Inc. for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement is for two
(2) years, renewable for successive one (1) year periods thereafter. PDK Labs Inc. is obligated to purchase 1,000,000 bottles of Futurebiotics products per annum during the term of the agreement.

CONFLICT OF INTERESTS

         PMF, a company wholly-owned and controlled by Barry Gersten, owns 30.3% of the Company's outstanding shares of Common Stock, 100% of the shares of Series A Preferred Stock of the Company, par value $.0001 per share (the "Series A Preferred Stock") and 61.4% of the Company's outstanding Class A Warrants. In addition, in June 1996, PMF made a loan of $200,000 to the Company pursuant to a promissory note, repayment of which loan has been demanded and remains outstanding. At present, PDK is a major customer of the Company, accounting for a significant percentage of the Company's total sales revenue and also supplies certain management and personnel to the Company. In addition, Reginald Spinello, one of the Company's Directors, is the President, Chief Executive Officer and a Director of PDK, Raveendra Nandigam, one of the Company's Directors, is the Vice President of Manufacturing of PDK and Lawrence Simon, the Company's Chairman, President and Chief Executive Officer is a director of PDK. Reginald Spinello, Raveendra Nandigam and Lawrence Simon have voting power over more than fifty percent (50%) of the Common Stock and Preferred Stock of the Company pursuant to a voting trust agreement with PMF. Because of PMF's ownership interest in the Company, PMF's role as a creditor of the Company, the identity of certain management, the voting control of certain management over PMF's Preferred Stock and PDK's role as a significant customer to the Company, certain conflicts of interest may occur between the Company and PMF or PDK.

GENERAL

         The Company believes that material affiliated transactions and loans between the Company and its directors, officers and principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 7:


Report of Independent Certified Public Accountants                     F-1

Balance sheet as of June 30, 1998                                      F-2

Statements of operations for the years ended June 30, 1998
and June 30, 1997                                                      F-3

Statement of stockholders' equity for the years ended
June 30, 1998 and June 30, 1997                                        F-4

Statements of cash flows for the years ended June 30, 1998
and June 30, 1997                                                      F-5

Notes to financial statements                                          F-6-F-11

                          SUPERIOR SUPPLEMENTS, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Certified Public Accountants                                      F-1

Financial Statements:

   Balance sheet as of June 30, 1998                                                    F-2

   Statements of operations for the years ended June 30, 1998 and 1997                  F-3

   Statement of stockholders' equity for the years ended June 30, 1998 and 1997         F-4

   Statements of cash flows for the years ended June 30, 1998 and 1997                  F-5

   Notes to financial statements                                                    F-6 - F-11

                         Independent Auditors' Report

Board of Directors and Stockholders
Superior Supplements, Inc.
Hauppauge, New York

We have audited the balance sheet of Superior Supplements, Inc. as of June 30, 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Supplements, Inc. as of June 30, 1998 and the results of its operations and its cash flows for the years ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

                                              HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
September 4, 1998

                          SUPERIOR SUPPLEMENTS, INC.

                                 BALANCE SHEET

                                 JUNE 30, 1998

           ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $   36,981
   Accounts receivable (Note 9)                                       905,479
   Inventories (Note 3)                                             4,074,274
   Prepaid expenses                                                    61,081
                                                                   ----------
       Total current assets                                         5,077,815

PROPERTY AND EQUIPMENT, net (Note 4)                                1,525,970

OTHER ASSETS, net                                                      70,636
                                                                   ----------
                                                                   $6,674,421
                                                                   ----------
                                                                   ----------

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $3,789,351
   Note payable (Note 5)                                              200,000
   Income taxes payable (Note 7)                                        2,000
                                                                   ----------
       Total current liabilities                                    3,991,351

DEFERRED TAX LIABILITY (Note 7)                                         9,000
                                                                   ----------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY: (Note 6)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,000,000 shares issued and outstanding                      400
   Preferred stock, $.0001 par value; authorized 10,000,000
     shares; 5,000,000 shares issued and outstanding                      500
   Additional paid-in capital                                       3,145,441
   Deficit                                                           (472,271)
                                                                   ----------
                                                                    2,674,070
                                                                   ----------
                                                                   $6,674,421
                                                                   ----------
                                                                   ----------

                       See notes to financial statements

                          SUPERIOR SUPPLEMENTS, INC.

                           STATEMENTS OF OPERATIONS


                                                                                        Years Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                 1998                   1997
                                                                            --------------         -------------
NET SALES (Note 9)                                                          $   10,255,843         $   4,628,129
                                                                            --------------         -------------
COSTS AND EXPENSES:
   Cost of sales                                                                 9,466,269             4,228,476
   Selling, general and administrative (Note 9)                                    747,464               467,108
                                                                            --------------         -------------
                                                                                10,213,733             4,695,584
                                                                            --------------         -------------
OPERATING INCOME (LOSS)                                                             42,110               (67,455)
                                                                            --------------         -------------
OTHER INCOME (EXPENSE):
   Gain (loss) on sale of securities (Note 6)                                       28,497              (442,586)
   Interest expense                                                                (17,347)              (28,479)
                                                                            --------------         -------------
                                                                                    11,150              (471,065)
                                                                            --------------         -------------
EARNINGS (LOSS) FROM OPERATIONS
   BEFORE INCOME TAX                                                                53,260              (538,520)

PROVISION FOR INCOME TAX (Note 7)                                                    2,000                20,200
                                                                            --------------         -------------
NET INCOME (LOSS)                                                           $       51,260         $    (558,720)
                                                                            --------------         -------------
                                                                            --------------         -------------

NET INCOME (LOSS) PER SHARE (Note 6)                                                  $.01                 $(.15)
                                                                                      ----                 -----
                                                                                      ----                 -----

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING (Note 6)                                                          4,000,000             3,663,014
                                                                                 ---------             ---------
                                                                                 ---------             ---------

                       See notes to financial statements

                          SUPERIOR SUPPLEMENTS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                   (Note 6)


                                              Common Stock     Preferred Stock
                                           25,000,000 Shares  10,000,000 Shares                Unrealized
                                            $.0001 Par Value   $.0001 Par Value                Gain (Loss)
                                           -----------------  -----------------   Additional  on Investment  (Deficit)
                                                        Par               Par       Paid-in    Available-    Retained
                                            Shares     Value   Shares    Value      Capital     for-Sale     Earnings     Total
                                           ---------   -----  ---------  -----    ----------  -------------  ---------    ------
Balance, June 30, 1996                     3,500,000   $ 350  5,000,000  $ 500    $1,304,150   $ (60,100)    $  35,189   $1,280,089

Issuance of stock in connection
   with initial public offering              500,000      50          -      -     1,841,291           -             -    1,841,341

Net change in unrealized gain (loss)
   on investment available-for-sale                -       -          -      -             -      70,188             -       70,188

Net loss                                           -       -          -      -             -           -      (558,720)    (558,720)
                                           ---------   -----  ---------  -----    ----------    --------     ---------   ----------
Balance, June 30, 1997                     4,000,000     400  5,000,000    500     3,145,441      10,088      (523,531)   2,632,898

Net change in unrealized gain (loss)
   on investment available-for-sale                -       -          -      -             -     (10,088)            -      (10,088)

Net income                                         -       -          -      -             -           -        51,260       51,260
                                           ---------   -----  ---------  -----    ----------    --------     ---------   ----------
Balance, June 30, 1998                     4,000,000   $ 400  5,000,000  $ 500    $3,145,441    $      -     $(472,271)  $2,674,070
                                           ---------   -----  ---------  -----    ----------    --------     ---------   ----------
                                           ---------   -----  ---------  -----    ----------    --------     ---------   ----------


                       See notes to financial statements

                          SUPERIOR SUPPLEMENTS, INC.

                           STATEMENTS OF CASH FLOWS

                                                                                          Years Ended
                                                                                           June 30,
                                                                            -------------------------------------
                                                                                  1998                  1997
                                                                            --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $       51,260        $     (558,720)
                                                                            --------------        --------------
   Adjustments to reconcile net income (loss)
     to net cash used in operations:
       Deferred income taxes                                                            -                 16,600
       Depreciation and amortization                                               206,294               120,778
       (Gain) loss on sale of investments                                          (28,497)              442,586
       (Increase) decrease in assets:
         Accounts receivable                                                    (2,015,141)             (775,338)
         Inventories                                                              (384,044)           (1,545,397)
         Prepaid expense                                                           (15,454)              (45,627)
         Other assets                                                               67,711              (100,846)
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                   1,452,704             1,614,589
         Taxes payable                                                              (1,600)              (20,400)
                                                                            --------------        --------------
       Total adjustments                                                          (718,027)             (293,055)
                                                                            --------------        --------------
       Net cash used in operating activities                                      (666,767)             (851,775)
                                                                            --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                          (500,071)             (819,033)
   Purchases of marketable securities                                                   -             (1,496,934)
   Proceeds from the sale of investments                                           790,905             1,445,140
                                                                            --------------        --------------
       Net cash provided by (used in) investing activities                         290,834              (870,827)
                                                                            --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of stock                                                  -              1,841,341
   Repayment of bridge notes payable                                                    -               (300,000)
                                                                            --------------        --------------
       Net cash provided by financing activities                                        -              1,541,341
                                                                            --------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (375,933)             (181,261)

CASH AND CASH EQUIVALENTS,
   beginning of period                                                             412,914               594,175
                                                                            --------------        --------------
CASH AND CASH EQUIVALENTS, end of period                                    $       36,981        $      412,914
                                                                            --------------        --------------
                                                                            --------------        --------------

                       See notes to financial statements

                          SUPERIOR SUPPLEMENTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                      YEARS ENDED JUNE 30, 1998 AND 1997

1.     Organization and Nature of Operations:

       Superior Supplements, Inc. (the "Company") is a Delaware Corporation engaged in the manufacturing, packaging and marketing of dietary supplement products including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form.

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

       g. Concentration of credit risk

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

       h. Accounting for stock-based compensation

          The Company accounts for its stock-based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by Financial Accounting Standards Board Statement No. 123 ("FASB") had been applied in measuring compensation expense.

       i. New standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

          In addition, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments. It also establishes standards for disclosures regarding products and services, geographic areas and major customers.

          Both of these new standards are effective for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards will not affect the Company's results of operations and financial position, but may have an impact on future financial statement disclosures.

3.     Inventories:

       Inventories consist of the following at June 30, 1998:

       Raw material                                    $1,511,691
       Work-in-process                                    685,139
       Finished goods                                   1,877,444
                                                       ----------
                                                       $4,074,274
                                                       ----------
                                                       ----------

4.     Property and Equipment:

       Property and equipment consists of the following at June 30, 1998:

       Equipment                                       $1,227,903
       Leasehold improvements                             526,206
       Furniture and fixtures                              98,933
                                                       ----------
                                                        1,853,042
       Less accumulated depreciation                      327,072
                                                       ----------
                                                       $1,525,970
                                                       ----------
                                                       ----------

       Depreciation expense approximated $206,300 and $120,800 for the years ended June 30, 1998 and 1997, respectively.

5.     Note Payable:

       The Company borrowed $200,000 from PMF, Inc., the Company's founder. This note, bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of June 30, 1998.

6.     Stockholders' Equity:

       a. Capitalization

          Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 25,000,000 shares of common stock and 10,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

       b. Initial capitalization

          The preferred shares outstanding, are designated as Series A Preferred Shares. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights and other terms. The Series A Preferred Shares rank senior to all series of preferred and common stock, do not have any right to the payment of any dividend, and in the event of any voluntary or involuntary liquidation of the Company are entitled to $.02 per share.

       c. Public offering

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

       d. Issuance of stock for stock and cash

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

       e. Reserved shares

          At June 30, 1998, the Company has 5,800,000 shares of common stock reserved for future issuances.

       f. Stock option plan

          The Company has adopted a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

       g. Options

          In 1997, the Company granted an officer an option to purchase
100,000 shares of the outstanding common stock of the Company exercisable at an exercise price equal to the initial public offering price of $6.00 per share one (1) year after the effective date of the Company's initial public offering. The option expires upon the officer's termination of employment. The Company accounts for its stock-based compensation costs under APB Opinion No.
25. Accordingly, no compensation cost has been recognized as of June 30, 1997. Had compensation cost been determined on the basis of FASB No. 123, the effect on net (loss) income and (loss) earnings per share would have been immaterial.

       h. Net income (loss) per share

          In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This Statement establishes standards for computing and presenting income (loss) per share
(EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock. The Company's adoption of SFAS No. 128 did not materially change current and prior years' EPS.

          Basic and diluted loss per share amounts were equivalent for the years ended June 30, 1998 and 1997.

7.     Income Taxes:

       Income tax provision consists of the following:

                                                     Years Ended
                                                      June 30,
                                           ------------------------------
                                             1998                 1997
                                           --------             ---------
       Federal:

         Current                           $  1,675             $      -
         Deferred                                -                  9,950
                                           --------             ---------
                                              1,675                 9,950
                                           --------             ---------
       State:

         Current                                325                 3,600
         Deferred                                -                  6,650
                                           --------             ---------
                                                325                10,250
                                           --------             ---------
                                           $  2,000             $  20,200
                                           --------             ---------
                                           --------             ---------



       Net deferred income tax asset (liability) is composed of the following at June 30, 1998:

       Capital loss carryforward                             $   163,000
       Other                                                     (19,000)
       Valuation allowance                                      (153,000)
                                                             -----------

                                                             $    (9,000)
                                                            ------------
                                                            ------------

       The difference between the corporation's effective income tax rate and the United States Statutory rate is reconciled below:

                                                           Years Ended
                                                            June 30,
                                                   --------------------------
                                                   1998                  1997
                                                   ----                  ----
       United States statutory rate                34.0 %                34.0 %
       State income taxes, net of Federal
          income tax benefit                          -                  (1.2)
       Effect of graduated rates                  (19.0)                    -
       Other                                      (11.2)                (36.4)
                                                  ------                ------
                                                    3.8%                 (3.6)%
                                                  -----                 ------
                                                  -----                 ------

       At June 30, 1998, the Company has available approximately $25,000 of unused investment credits, that may provide future tax benefits. The credits expire in 2004.

       The Company also has available approximately $415,000 of unused capital loss carryforwards that may be applied against future capital gains. The loss carryforwards expire through 2002.

8.     Commitments:

       a. Lease

          The Company is obligated under a non-cancellable lease for its manufacturing and office facility. The lease requires minimum future rental payments of $264,000, $270,000 and $79,000 for the years ending June 30, 1999, 2000 and 2001, respectively.

          Rent expense approximated $223,000 for the years ended June 30, 1998 and 1997, respectively.

       b. Employment agreement

          The Company has an employment agreement with an officer, expiring in April 1999, which, provides for an annual salary of $100,000.

9.     Supply Agreements/Major Customer

       The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

          In addition, in November 1997, the Company entered into a packaging agreement with PDK. The Company agreed to package specified products for PDK for a fixed price based on component cost plus a direct labor charge per unit. The term of the agreement is for two (2) years, renewable for successive one
(1) year periods thereafter. PDK is obligated to purchase 1,000,000 bottles of the specified products per annum during the term of the agreement. In the event that PDK fails to purchase the minimum amount of product in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

          Sales to PDK approximated $9,054,000 and $4,013,000 for the periods ended June 30, 1998 and 1997, respectively. Included in accounts receivable at June 30, 1998 is approximately $866,000 due from PDK.

          In connection with these agreements, in fiscal 1998 PDK transferred to the Company, at cost, inventory of approximately $2,045,000. In addition, the Company purchased machinery and equipment from PDK for $232,000.

          The Company is also party to a supply agreement with Compare. Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. As of June 30, 1998 sales under this agreement approximated $7,000.

          The Company is also obligated under a management agreement with PDK pursuant to which PDK agreed to supply certain management services to the Company in consideration for the payment of a management fee of $10,000 per month. The term of the agreement is one year, and is automatically renewable for one year terms at the option of both parties.

10.    Fair Value of Financial Instruments:

       The methods and assumptions used to estimate the value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       At June 30, 1998, the carrying amount and fair value of the Company's financial instruments are as follows:

                                              Carrying                Fair
                                               Amount                 Value
                                             ----------            ----------
       Cash and cash equivalents             $   37,000            $   37,000
       Accounts receivable                      905,500               905,500
       Note payable                             200,000               200,000
       Other current liabilities              3,791,400             3,791,400

11.    Supplementary Information - Statement of Cash Flows:

       Cash paid for interest and income taxes was $1,347 and $6,642, respectively, for the year ended June 30, 1998. Cash paid for interest and income taxes was $12,479 and $15,100, respectively, for the year ended June 30, 1997.

12.    Retirement Plan:

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed approximately $3,800 and $0 to the Plan for the years ended June 30, 1998 and 1997, respectively.

(a) (2) EXHIBITS

1.01*             Form of Underwriting Agreement.
1.02*             Form of Agreement Among Underwriters
1.03*             Form of Consulting Agreement.
1.04*             Form of Selected Dealer Agreement.
1.05*             Form of Warrant Exercise Fee Agreement.
3.01*             Certificate of Incorporation of the Company dated April 24, 1996.
3.02*             By-Laws of the Company.
3.03*             Form of Certificate of Designation of Series A Preferred Stock.
4.01*             Specimen Certificate for shares of Common Stock.
4.02*             Specimen Certificate for shares of Series A Preferred Stock.
4.03*             Specimen Certificate for Class A Redeemable Common Stock Purchase Warrant.
4.04*             Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.
4.05*             Form of Underwriters' Unit Purchase Warrant.
9.01*             Form of Voting Trust Agreement.
10.01*            Supply Agreement between the Company and PDK dated as of May 14, 1996.
10.02*            Supply Agreement between the Company and CGI dated as of May 31, 1996.
10.03*            Lease between the Company and Park Associates dated as of May 1, 1996.
10.04*            Subscription Agreement between the Company and CGI dated as of May 31, 1996.
10.05*            Employment Agreement between the Company and Lawrence D. Simon dated as of May 1, 1996.
10.06*            Form of May, 1996 Bridge Loan Agreements.
10.07*            Revolving Credit Agreement between the Company and Dune dated May 31, 1996.
10.08*            Promissory Note in favor of PMF dated June 26, 1996.
10.09*            1996 Stock Plan.
10.10**           Amendment to Supply Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.11**           Management Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.12**           Amendment to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1997.
10.13             Packaging Agreement between the Company and PDK Labs Inc. dated as of November 30, 1997.
10.14             Amendment No. 2 to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1998.

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-9761.
** Incorporated by Reference to the Company's Form 10-KSB for the year ended June 30, 1997.

(b) Reports on Form 8-K.

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       September 25, 1998


                                       SUPERIOR SUPPLEMENTS, INC.

                                       By: /s/ Lawrence D. Simon
                                           ---------------------------------
                                           Lawrence D. Simon
                                           President, Chairman, Chief Financial
                                           Officer, Principal Accounting Officer
                                           and Director


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


SIGNATURE                             TITLE                       DATE
---------                             -----                       -----

/s/ Lawrence D. Simon         President, Chairman,          September 25, 1998
------------------------      Chief Financial Officer,
Lawrence  D. Simon            Principal Accounting
                              Officer and Director

/s/ Reginald Spinello         Director
------------------------                                    September 25, 1998
Reginald Spinello

/s/ Raveendra Nandigam        Director                      September 25, 1998
------------------------
Raveendra Nandigam