Form 10QSB
period 1998-09-30
SUPERIOR SUPPLEMENTS INC
filed 1998-11-13
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1998

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

                                      11788
                                   ----------
                                   (Zip Code)

                                 (516) 231-0783
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X        No ___
                                                            ---


    Class                                        Outstanding at November 9, 1998
------------                                     -------------------------------
Common Stock                                                4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                  For the Three Months Ended September 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

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

Legal proceedings.............................................................8

Signatures....................................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1998

                                ASSETS

 CURRENT ASSETS:
     Accounts receivable (no allowance for
        doubtful accounts)                                           $  421,907
     Inventories                                                      4,521,317
     Prepaid expenses and other current
        assets                                                           40,137
                                                                    -----------
     Total current assets                                             4,983,361

PROPERTY AND EQUIPMENT, net                                           1,505,034

OTHER ASSETS                                                             54,140
                                                                    -----------
                                                                    $ 6,542,535
                                                                    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $ 3,818,060
     Note payable                                                       200,000
     Income taxes payable                                                 1,606
                                                                    -----------
     Total current liabilities                                        4,019,666
                                                                    -----------
DEFERRED TAX LIABILITY                                                    9,000
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;
        authorized 25,000,000 shares;
        4,000,000 issued and outstanding                                    400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                                              500
        Additional paid-in capital                                    3,145,441

Accumulated
deficit                                                                (632,472)
                                                                    -----------
                                                                      2,502,869
                                                                    -----------
                                                                    $ 6,542,535
                                                                    ===========
                                       -1-

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                        September 30,

                                                 1998                   1997
                                                 ----                   ----
NET SALES                                     $ 1,728,989           $ 1,531,385
                                              -----------           -----------

COSTS AND EXPENSES:
    Cost of sales                               1,757,610             1,320,955
    Selling, general and administrative           122,683               110,001
                                              -----------           -----------
                                                1,880,293             1,430,956
                                              -----------           -----------
OPERATING (LOSS) INCOME                          (151,304)              100,429
                                              -----------           -----------

OTHER:
    Interest, net                                   4,443                 4,460
    Dividend income                                   (46)                 (648)
    Gain on sale of investments                       -                  (5,552)
                                              -----------           -----------
                                                    4,397                (1,740)
                                              -----------           -----------

(LOSS) EARNINGS BEFORE
    PROVISION FOR INCOME TAXES                   (155,701)              102,169


INCOME TAX PROVISION                                4,500                16,000
                                              -----------           -----------

NET (LOSS) EARNINGS                           $  (160,201)          $    86,169
                                              ===========           ===========

(LOSS) EARNINGS PER
   COMMON SHARE                               $      (.04)          $       .02
                                              ===========           ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                 4,000,000             4,000,000
                                              ===========           ===========


                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                      September 30,

                                                                               1998                  1997
                                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings                                                    $   (160,201)         $    86,169
                                                                            -------------         -----------
     Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operations:
         Depreciation and amortization                                            58,748               42,901
         Gain on sale of marketable securities                                      -                  (5,552)
     Changes in operating assets and liabilities:
         (Increase) decrease in assets:
             Accounts receivable                                                 679,540               73,599
              Inventories                                                       (447,043)             601,205
             Prepaid expenses and other current assets                            20,944              (35,593)
              Other assets                                                        16,496               39,505
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                              (167,259)          (1,297,415)
             Income taxes payable                                                   (394)              14,506
                                                                            -------------         -----------
             Total adjustments                                                   161,032             (566,844)
                                                                            -------------         -----------
             Net cash provided by (used in) operating activities                     831             (480,675)
                                                                            -------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                                -                (296,440)
   Purchase of property and equipment                                            (37,812)            (175,861)
   Proceeds from sale of investments                                                -                 548,735
                                                                            -------------         -----------
   Net cash provided by (used in) investing activities                           (37,812)              76,434
                                                                            -------------         -----------
    Net decrease in cash and cash equivalents                                    (36,981)            (404,241)
    Cash and cash equivalents at beginning of period                              36,981              412,914
                                                                            -------------         -----------
    Cash and cash equivalents at end of period                              $       -             $     8,673
                                                                            =============         ===========


                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1998

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended September 30, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of finished goods and work in process, at September 30, 1998 have been estimated using the gross profit method.

4.       Notes Payable:

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of September 30, 1998.

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30,1998
                                   (Continued)

5.       Stockholders' Equity:

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." (Loss)/earnings per common share is computed by dividing the net (loss)/earnings by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. Earnings per share was retroactively restated to reflect FASB No. 128 for the three month period ended September 30, 1997.

6.       Commitments:

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of September 30, 1998, the Company has packaged approximately 2,169,000 bottles to PDK.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

7.       Major Customer:

         Sales to PDK approximated $1,620,000 and $1,245,000 for the three months ended September 30, 1998 and 1997, respectively. Included in accounts receivable at September 30, 1998 is approximately $196,000 due from PDK.

8.       Income Taxes:

 Income taxes for the three month periods ended September 30, 1998 and 1997 include state taxes on capital.

                           SUPERIOR SUPPLEMENTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three month period ended September 30, 1998 were approximately $1,729,000, as compared to $1,531,000 in the corresponding period in the prior year. The increase in sales volume is principally attributable to the expansion of the Company's product line. Cost of sales for the three months ended September 30, 1998 reflects costs associated with the training of Company staff in the production and development of new products. The direct labor component of cost of sales was disproportionately high due to the start up of new products. Gross profit for the three month period ended September 30, 1997 was $210,000 (14% of sales).

Selling, general and administrative expenses approximated $123,000 (7% of sales) and $110,000 (7% of sales) for the three month periods ended September 30, 1998 and 1997, respectively.

The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 1999 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $1,620,000 and $1,245,000 for the three months ended September 30, 1998 and 1997, respectively.

The Company also operates under a packaging agreement with PDK, which provides for the Company to package certain products for PDK. The agreement expires in November 1999 and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of September 30, 1998, the Company has packaged approximately 2,169,000 for PDK.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has engaged computer consultants and is establishing processes for evaluating and managing the risks and costs associated with this problem. In the opinion of management, the cost of addressing this problem will not materially affect the financial position of the Company.

                           SUPERIOR SUPPLEMENTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Liquidity and Capital Resources

As of September 30, 1998, the Company had working capital of approximately $964,000.

The Company's statement of cash flows reflects cash provided by operating activities of approximately $1,000, primarily due to decreases in operating assets such as accounts receivable ($680,000), prepaid expenses and other current assets ($21,000), other assets ($16,000) and an adjustment for depreciation and amortization ($59,000) offset by a net loss of $160,000 and an increase in inventory ($447,000).

The statement also reflects net cash used in investing activities of approximately $38,000 which is attributable to the acquisition of property and equipment.

The Company expects to meet its cash requirements from operations.

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

                                                      SUPERIOR SUPPLEMENTS, INC.

Dated: November 11, 1998                              By: /s/ Lawrence Simon
                                                          ---------------------
                                                          Lawrence Simon
                                                          President