Form 10KSB/A
period 1998-06-30
SUPERIOR SUPPLEMENTS INC
filed 1998-12-09
CIK 1020625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          REPORT ON FORM 10-KSB/A-No. 1

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

Commission File No. 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        11-3320172
           --------                                        ----------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

270 Oser Avenue, Hauppauge, New York                         11788
------------------------------------                         -----
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (516) 231-0783

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            ----

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

                            See Page 25 for Exhibits

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

         The following table sets forth information, as of September 22, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


Name and Address of  Beneficial   Shares of Common     Percentage (%) of         Shares of         Percentage (%)
Owner (1)                            Stock Owned          Common Stock       Preferred Stock     Total Combined Vote
---------                            -----------          ------------       ---------------     -------------------
PMF, Inc. (3)(4)                      3,362,650               54.7                5,000,000              75.0
Compare Generiks, Inc.(5)               500,000               12.5                    0                   5.6
Lawrence D. Simon(2)(6)(7)              100,000                2.4                5,000,000              56.0
Reginald Spinello(2)(7)                   0.0                  0.0                5,000,000              55.6
Raveendra Nandigam(2)(7)                  0.0                  0.0                5,000,000              55.6
All officers  and  directors as
a group (three (3) persons) (7)         100,000                2.4                5,000,000              56.0



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

(4) The address of PMF, Inc. is c/o Ganer Grossbach Ganer, P.C. 1995 Broadway, New York, NY 10023.

(5) The address of Compare Generiks, Inc. is 60 Davids Drive, Hauppauge, New York 11788.

(6) Includes 100,000 shares of common stock underlying option to purchase 100,000 shares of Common Stock of the Company issued pursuant to Mr. Simon's employment agreement which became exercisable one year from the effective date of the Company's Initial Public Offering.

(7) Includes 5,000,000 shares of Preferred Stock owned by PMF, Inc. PMF, Inc. granted a voting trust on May 1, 1996 for a period of five (5) years to Lawrence D. Simon, Reginald Spinello and Dr. Durchslag or any director succeeding any of such persons. Dr. Durchslag resigned on May 2, 1998 and, therefore, no longer holds the voting trust. Mr. Nandigam was appointed as a director of the Company on June 1, 1998 and has held the voting trust since that date. Any disagreement is to be resolved by the vote of a majority of the trustees. Accordingly, each of them may be deemed to hold voting power over such shares. PMF, Inc. has retained all other rights of beneficial ownership in such shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       December 7, 1998


                                    SUPERIOR SUPPLEMENTS, INC.

                                    By: /s/ Lawrence D. Simon
                                        ---------------------------------------
                                        Lawrence D. Simon
                                        President, Chairman, Chief Financial
                                        Officer, Principal Accounting Officer
                                        and Director