Form 10QSB
period 1998-12-31
SUPERIOR SUPPLEMENTS INC
filed 1999-02-10
CIK 1020625

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1998

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

   Class                                      Outstanding at February 5, 1999
------------                                  -------------------------------
Common Stock                                                4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                   For the Six Months Ended December 31, 1998
                   ------------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page
                                                                        ----

Financial Statements:

Balance sheet ............................................................1

Statements of operations..................................................2

Statements of cash flows..................................................3

Notes to financial statements...........................................4-5

Management's discussion and analysis
of financial condition and results
of operations...........................................................6-7

Legal proceedings.........................................................8

Signatures................................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                December 31, 1998
                                -----------------

                       ASSETS
                       ------

 CURRENT ASSETS:
     Accounts receivable (no allowance for
        doubtful accounts)                        $   311,640
     Inventories                                    4,894,733
     Prepaid expenses and other current
        assets                                         28,017
                                                  -----------
     Total current assets                           5,234,390

PROPERTY AND EQUIPMENT, net                         1,496,431

OTHER ASSETS                                           49,203
                                                  -----------
                                                  $ 6,780,024
                                                  ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses        $ 4,560,908
     Note payable                                     200,000
     Income taxes payable                                 706
                                                  -----------
     Total current liabilities                      4,761,614
                                                  -----------

DEFERRED TAX LIABILITY                                  9,000
                                                  -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;
        authorized 25,000,000 shares;
        4,000,000 issued and outstanding                  400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                            500
     Additional paid-in capital                     3,145,441
     Accumulated deficit                           (1,136,931)
                                                  -----------
                                                    2,009,410
                                                  -----------
                                                  $ 6,780,024
                                                  ===========

                          SUPERIOR SUPPLEMENTS, INC.
                          --------------------------
                           STATEMENTS OF OPERATIONS
                           ------------------------
                                 (Unaudited)
                                 -----------

                                               Six Months Ended            Three Months Ended
                                                 December 31,                 December 31,
                                          --------------------------    --------------------------
                                              1998           1997           1998           1997
                                              ----           ----           ----           ----


NET SALES                                 $ 2,473,828    $ 3,242,620    $   744,839    $ 1,711,235
                                          -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of sales                           2,799,331      2,662,511      1,041,721      1,341,556
    Selling, general and administrative       327,023        358,660        204,340        248,659
                                          -----------    -----------    -----------    -----------
                                            3,126,354      3,021,171      1,246,061      1,590,215
                                          -----------    -----------    -----------    -----------

OPERATING (LOSS) INCOME                      (652,526)       221,449       (501,222)       121,020
                                          -----------    -----------    -----------    -----------

OTHER:
    Interest, net                               8,622          8,614          4,179          4,154
    Dividend income                               (88)        (1,040)           (42)          (392)
    Gain on sale of investments                    --        (13,677)            --         (8,125)
                                          -----------    -----------    -----------    -----------
                                                8,534         (6,103)         4,137         (4,363)
                                          -----------    -----------    -----------    -----------

(LOSS) EARNINGS BEFORE
    PROVISION  FOR INCOME TAXES              (661,060)       227,552       (505,359)       125,383


INCOME TAX PROVISION (BENEFIT)                  3,600         58,200           (900)        42,200
                                          -----------    -----------    -----------    -----------

NET (LOSS) EARNINGS                       $  (664,660)   $   169,352    $  (504,459)   $    83,183
                                          ===========    ===========    ===========    ===========

(LOSS) EARNINGS PER
   COMMON SHARE                           $      (.17)   $       .04    $      (.13)   $       .02
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                             4,000,000      4,000,000      4,000,000      4,000,000
                                          ===========    ===========    ===========    ===========


                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                    Six Months Ended
                                                                    ----------------
                                                                      December  31,
                                                                      --------  ---
                                                                   1998           1997
                                                                   ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                                          $  (664,660)   $   169,352
                                                               -----------    -----------
  Adjustments to reconcile net (loss) earnings to net
  cash provided by (used in) operations:
     Depreciation and amortization                                 119,745         96,221
     Gain on sale of marketable securities                              --        (13,677)
     Deferred income tax provision                                      --          5,200
  Changes in operating assets and liabilities:
     (Increase) decrease in assets:
     Accounts receivable                                           593,839        838,309
     Inventories                                                  (820,459)    (2,838,381)
     Prepaid expenses and other current assets                      33,064        (23,919)
     Other assets                                                   21,433         26,863
     Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                      771,557      1,450,237
        Income taxes payable                                        (1,294)        51,506
                                                               -----------    -----------
        Total adjustments                                          717,885       (407,641)
                                                               -----------    -----------
        Net cash provided by (used in) operating activities         53,225       (238,289)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                     --       (296,510)
  Purchase of property and equipment                               (90,206)      (589,761)
  Proceeds from sale of investments                                     --        803,603
                                                               -----------    -----------
  Net cash used in investing activities                            (90,206)       (82,668)
                                                               -----------    -----------

  Net decrease in cash and cash equivalents                        (36,981)      (320,957)
  Cash and cash equivalents at beginning of period                  36,981        412,914
                                                               -----------    -----------

  Cash and cash equivalents at end of period                   $        --    $    91,957
                                                               ===========    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       SIX MONTHS ENDED DECEMBER 31, 1998
                       ----------------------------------

1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended December 31, 1998 and 1997. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the six and three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:
         ------------

         Inventories, consisting principally of raw materials and work in process, at December 31, 1998 have been estimated using the gross profit method.

4.       Notes Payable:
         --------------

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of December 31, 1998.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        SIX MONTHS ENDED DECEMBER 31,1998
                        ---------------------------------
                                   (Continued)

5.       Stockholders' Equity:
         ---------------------

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share." (Loss)/earnings per common share is computed by dividing the net (loss)/earnings by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive. Earnings per share was retroactively restated to reflect FASB No. 128 for the six and three month period ended December 31, 1997.

6.       Commitments:
         ------------

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 1999, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. The Company has packaged approximately 593,000 bottles for PDK for the six months ended December 31, 1998.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

7.       Major Customer:
         ---------------

         Sales to PDK approximated $2,256,000 and $2,468,000 for the six months ended December 31, 1998 and 1997, respectively. There was no accounts receivable balance for PDK at December 31, 1998.

8.       Income Taxes:
         -------------

         Income taxes for the six month periods ended December 31, 1998 and 1997 include state taxes on capital.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Results of Operations
---------------------

         Net sales for the six and three month period ended December 31, 1998 were approximately $2,474,000, and $745,000 respectively, as compared to $3,243,000 and $1,711,000 in the corresponding periods in the prior year. The Company has realized a decline in sales to customers which outsource a portion of their business to supplement their own capacities. Efforts are being made to replace these revenues. Cost of sales for the six months ended December 31, 1998 reflects fixed overhead costs and increased direct labor rates as a result of lower production volume due to the decline in sales.

         Selling, general and administrative expenses approximated $327,000 and $204,000 for the six and three month periods ended December 31, 1998 respectively. As a percentage of sales, these amounts represent 13% and 27% respectively, as compared to 11% and 15% in the corresponding periods in the prior year.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 1999 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $2,256,000 and $2,468,000 for the six months ended December 31, 1998 and 1997, respectively.

         The Company also operates under a packaging agreement with PDK, which provides for the Company to package certain products for PDK. The agreement expires in November 1999 and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. The Company packaged approximately 593,000 bottles for PDK for the six months ended December 31, 1998.

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

Liquidity and Capital Resources
-------------------------------

         As of December 31, the Company had working capital of approximately
$473,000.           .

         The Company's statement of cash flows reflects cash provided by operating activities of approximately $53,000, primarily due to decreases in operating assets such as accounts receivable ($594,000), prepaid expenses and other current assets ($33,000), other assets ($21,000) and an adjustment for depreciation and amortization ($120,000) offset by a net loss of $665,000 and an increase in inventory ($820,000).

         The statement also reflects net cash used in investing activities of approximately $90,000 which is attributable to the acquisition of property and equipment.

         The Company frequently has not been able to make timely payments to its trade creditors. Deferred payment terms have been negotiated with most vendors. No customer orders have been canceled to date. However, if significant volumes of orders were to be canceled, the Company's ability to continue to operate would be jeopardized.

         This report on Form 10-QSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company. All of these forward looking statements, although believed to be reasonable, are inherently uncertain. Therefore, undue reliance should not be placed upon such estimates and statements.

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

                                         SUPERIOR SUPPLEMENTS, INC.

Dated: February 9, 1999                  By: /Lawrence Simon/
                                            -----------------------
                                              Lawrence Simon
                                              President