Form 10QSB
period 1999-03-31
SUPERIOR SUPPLEMENTS INC
filed 1999-04-29
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

                                       OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         11-3320172
(State or other jurisdiction of                     (State or I.R.S. Employer
 incorporation of organization)                      Identification Number)

                                 270 Oser Avenue
                               Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                      11788
                              --------------------
                                   (Zip Code)

                                 (516) 231-0783
                     --------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X        No

   Class                                       Outstanding at April 26, 1999
------------                                   -----------------------------
Common Stock                                             4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                    For the Nine Months Ended March 31, 1999
                    ----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                     Page
                                                                     ----

Financial Statements:

Balance sheet .........................................................1

Statements of operations...............................................2

Statements of cash flows...............................................3

Notes to financial statements........................................4-5

Management's discussion and analysis
of financial condition and results
of operations........................................................6-7

Legal proceedings......................................................8

Signatures.............................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                   -----------
                                March 31, 1999
                                --------------
                  ASSETS

CURRENT ASSETS:
     Accounts receivable (no allowance for
        doubtful accounts)                                          $   598,110
     Inventories                                                      4,320,612
     Prepaid expenses and other current
        assets                                                           29,907
                                                                    -----------
     Total current assets                                             4,948,629

PROPERTY AND EQUIPMENT, net                                           1,435,039

OTHER ASSETS                                                             43,203
                                                                    -----------
                                                                    $ 6,426,871
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $ 4,658,448
     Note payable                                                       200,000
     Income taxes payable                                                   135
                                                                    -----------
     Total current liabilities                                        4,858,583
                                                                    -----------

DEFERRED TAX LIABILITY                                                    9,000
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;
        authorized 25,000,000 shares;
        4,000,000 issued and outstanding                                    400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                                              500
     Additional paid-in capital                                       3,145,441
     Accumulated deficit                                             (1,587,053)
                                                                    -----------
                                                                      1,559,288
                                                                    -----------
                                                                    $ 6,426,871
                                                                    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                 Nine Months Ended             Three Months Ended
                                                 -----------------             ------------------
                                                     March 31,                     March 31,
                                                     ---------                     ---------
                                               1999            1998           1999            1998
                                               ----            ----           ----            ----

NET SALES                                  $ 3,787,854     $ 5,584,256     $ 1,314,026     $ 2,341,636
                                           -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
    Cost of sales                            4,359,148       4,892,571       1,559,817       2,230,060
    Selling, general and administrative        527,394         571,926         200,371         213,266
                                           -----------     -----------     -----------     -----------
                                             4,886,542       5,464,497       1,760,188       2,443,326
                                           -----------     -----------     -----------     -----------

OPERATING (LOSS) INCOME                     (1,098,688)        119,759        (446,162)       (101,690)
                                           -----------     -----------     -----------     -----------

OTHER:
    Interest, net                               12,622          12,529           4,000           3,915
    Dividend income                               (128)         (1,047)            (40)             (7)
    Gain on sale of investments                   --           (28,497)           --           (14,820)
                                           -----------     -----------     -----------     -----------
                                                12,494         (17,015)          3,960         (10,912)
                                           -----------     -----------     -----------     -----------

(LOSS) EARNINGS BEFORE
    PROVISION  FOR INCOME TAXES             (1,111,182)        136,744        (450,122)        (90,778)

INCOME TAX PROVISION (BENEFIT)                   3,600          20,200            --           (38,000)
                                           -----------     -----------     -----------     -----------

NET (LOSS) EARNINGS                        $(1,114,782)    $   116,574     $  (450,122)    $   (52,778)
                                           ===========     ===========     ===========     ===========

(LOSS) EARNINGS PER
   COMMON SHARE                            $      (.28)    $       .03     $      (.11)    $      (.01)
                                           ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                              4,000,000       4,000,000       4,000,000       4,000,000
                                           ===========     ===========     ===========     ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                         Nine Months Ended
                                                                         -----------------
                                                                             March  31,
                                                                             ----------
                                                                        1999            1998
                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) earnings                                            $(1,114,782)    $   116,574
                                                                    -----------     -----------
     Adjustments to reconcile net (loss) earnings to net
     cash provided by (used in) operations:
         Depreciation and amortization                                  181,137         152,356
         Gain on sale of marketable securities                             --           (28,497)
         Deferred income tax provision                                     --             6,200
     Changes in operating assets and liabilities:
         (Increase) decrease in assets:
            Accounts receivable                                         307,369         862,853
            Inventories                                                (246,338)     (3,404,750)
            Prepaid expenses and other current assets                    31,174          (4,977)
            Other assets                                                 27,433          34,663
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                       869,097       1,695,104
            Income taxes payable                                         (1,865)         12,506
                                                                    -----------     -----------
            Total adjustments                                         1,168,007        (674,542)
                                                                    -----------     -----------
             Net cash provided by (used in) operating activities         53,225        (557,968)
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of marketable securities                                       --          (849,774)
   Purchase of property and equipment                                   (90,206)       (642,651)
   Proceeds from sale of investments                                       --         1,637,479
                                                                    -----------     -----------
   Net cash (used in) provided by investing activities                  (90,206)        145,054
                                                                    -----------     -----------

    Net decrease in cash and cash equivalents                           (36,981)       (412,914)
    Cash and cash equivalents at beginning of period                     36,981         412,914
                                                                    -----------     -----------

    Cash and cash equivalents at end of period                      $      --       $      --
                                                                    ===========     ===========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        NINE MONTHS ENDED MARCH 31, 1999
                        --------------------------------

1.   Basis of Presentation:

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended March 31, 1999 and 1998. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1998. The results of operations for the nine and three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.   Concentration of Credit Risk:

     Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standards Board Statement No. 105 ("FASB 105"), consist primarily of trade accounts receivable. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for all the Company's trade receivables.

3.   Inventories:

     Inventories, consisting principally of raw materials and work in process, at March 31, 1999 have been estimated using the gross profit method.

4.   Notes Payable:

     The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of March 31, 1999.

5.   Stockholders' Equity:

     (Loss)/earnings per common share is computed by dividing the net
(loss)/earnings by the average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents are excluded from the calculation as the effect is antidilutive.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                         NINE MONTHS ENDED MARCH 31,1999
                         -------------------------------
                                   (Continued)

6.   Commitments:

     The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 2000, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

     On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. The Company has packaged approximately 954,000 bottles for PDK for the nine months ended March 31, 1999.

     The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

7.   Major Customer:

     Sales to PDK approximated $3,332,000 and $4,480,000 for the nine months ended March 31, 1999 and 1998, respectively. There was no accounts receivable balance for PDK at March 31, 1999.

8.   Income Taxes:

     Income taxes for the nine month periods ended March 31, 1999 and 1998 include state taxes on capital.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

Forward-looking Statements
--------------------------

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

Results of Operations
---------------------

     Net sales for the nine and three month period ended March 31, 1999 were approximately $3,788,000, and $1,314,000 respectively, as compared to $5,584,000 and $2,342,000 in the corresponding periods in the prior year. The Company has realized a decline in sales to customers which outsource a portion of their business to supplement their own capacities. Efforts are being made to replace these revenues. Cost of sales for the nine months ended March 31, 1999 reflects fixed overhead costs and increased direct labor rates as a result of lower production volume due to the decline in sales.

     Selling, general and administrative expenses approximated $527,000 and $200,000 for the nine and three month periods ended March 31, 1999 respectively. As a percentage of sales, these amounts represent 14% and 15% respectively, as compared to 10% and 9% in the corresponding periods in the prior year.

     The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 2000 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $3,332,000 and $4,480,000 for the nine months ended March 31,1999 and 1998, respectively.

     The Company also operates under a packaging agreement with PDK, which provides for the Company to package certain products for PDK. The agreement expires in November 1999 and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. The Company packaged approximately 954,000 bottles for PDK for the nine months ended March 31, 1999.

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

     The Company recognizes the need to ensure its operations will not be adversely impacted by the Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk as to the availability and integrity of financial systems and reliability of operational systems. The Company is developing a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of its IT systems and non-IT systems and is in the process of making remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

     Management of the Company believes that it is working on an effective program to resolve the Year 2000 issue in a timely manner and that the costs of implementing this program will not materially affect the financial position of the Company. The Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could experience business interruptions. In addition, disruptions in the economy generally resulting from the Year 2000 issues could also have a material adverse effect on the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Liquidity and Capital Resources
-------------------------------

     As of March 31, the Company had working capital of approximately $90,000.

     The Company's statement of cash flows reflects cash provided by operating activities of approximately $53,000, primarily due to decreases in operating assets such as accounts receivable ($307,000), an increase in accounts payable and accrued expenses ($869,000), and an adjustment for depreciation and amortization ($181,000) offset by a net loss of $1,115,000 and an increase in inventory ($246,000).

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

PART II - OTHER INFORMATION
---------------------------

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

                                               SUPERIOR SUPPLEMENTS, INC.

Dated: April 29, 1999                          By: /s/Lawrence Simon/
                                                  -----------------------------
                                                      Lawrence Simon
                                                      President