Form 10KSB40
period 1999-06-30
SUPERIOR SUPPLEMENTS INC
filed 1999-09-28
CIK 1020625

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            /X/ Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999
                          -------------

Commission File No. 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                   11-3320172
--------------------------------               ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

 270 Oser Avenue, Hauppauge, New York                               11788
---------------------------------------                         ----------------
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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for its most recent fiscal year were $6,264,885.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 21, 1999, was approximately $140,000.

         Number of shares outstanding of the issuer's common stock, as of September 21, 1999 was 4,000,000.

                            See Page 25 for Exhibits

                                     PART 1
                                     ------

Item 1.   BUSINESS
          --------

General
-------

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

Supply and Licensing Agreements
-------------------------------

         On May 14, 1996, the Company entered into a supply agreement with PDK Labs Inc., a New York corporation ("PDK") pursuant to which the Company supplies PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form. The supply agreement expires in May 2000 and is automatically renewable for successive one (1) year periods thereafter. Under the terms of the agreement, PDK has agreed to purchase products for fair market value, such products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement. In the event that PDK fails to purchase $2,500,000 of product in any given year, the Company will be paid up to $100,000, on a pro-rated basis, as liquidated damages. Sales to PDK approximated 79% of total sales for the year ended June 30, 1999. See "Certain Relationships and Related Transactions."

         In addition, on November 30, 1997, the Company entered into a packaging agreement with PDK. The Company agreed to package Futurebiotics products for PDK for a fixed price based on component cost plus a direct labor charge per unit. The agreement expires on November 30, 1999. PDK is obligated to purchase 1,000,000 bottles of Futurebiotics products per annum during the term of the agreement. In the event that PDK does not purchase 1,000,000 bottles of Futurebiotics products in any given year, the Company will be paid up to $100,000, on pro-rata basis, as liquidated damages. As of June 30, 1999, the Company has packaged 982,000 bottles for PDK. See "Certain Relationships and Related Transactions."

         In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenues derived from the customers for three years.

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

Manufacturing
-------------

         The Company's manufacturing facility has production equipment consisting of tablet presses and encapsulating machines with a capacity of producing per annum, in excess of one billion two hundred million (1,200,000,000) tablets and capsules of various sizes and shapes. In addition, the Company has the capacity to package in excess of five million bottles per annum. The Company is currently operating at approximately 30% of its capacity. The Company manufactures single ingredient herbal products and multi-ingredient vitamins in tablet, capsule and bottled form. All manufacturing is conducted in accordance with Good Manufacturing Practice Standards of the United States Food and Drug Administration and other applicable regulatory standards.

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

Quality Control
---------------

         All of the Company's products are manufactured in accordance with the Good Manufacturing Practices of the FDA and all other applicable regulatory standards. The Company places special emphasis on quality control. All raw materials and finished products are subjected to sample testing, weight testing, and purity testing. The Company has adopted formal written quality control procedures. The Company maintains records on all material testing, production processes, inspections carried out in the manufacturing process, and labeling procedures. All products are subject to the Company's rigorous quality control procedures. The Company maintains a modern well-equipped pharmaceutical laboratory, that has the capability of adhering to any current and anticipated regulatory requirements. All raw materials used in production are initially held in quarantine during which time the Company's quality assurance department assays the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, samples are retained and the material is processed by formulating, blending, compressing or encapsulating and where required, coating operations. Throughout the manufacturing process the quality control department conducts "in process" testing procedures. After tablets or capsules are manufactured, the quality assurance department tests for weight, purity, potency, dissolution and stability.

Marketing and Distribution Strategies
-------------------------------------

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

Competition
-----------

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

Management and Employees
------------------------

         As of September 21, 1999, the Company employed twenty (20) full time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

Government Regulation
---------------------

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

Liability Insurance
-------------------

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

In addition to other information in this Annual Report on Form 10-K the following important factors should be carefully considered in evaluating the Company and its business because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

Net Losses and Accountant's Report with Going Concern
-----------------------------------------------------

         The Company has incurred a net loss from operations of $1,758,000 for the year ended June 30, 1999. In addition, the Company has a working capital deficit of $496,000 at June 30, 1999. The report of the Company's independent auditors with respect to the Company's financial statements for the year ended June 30, 1999, contains an explanatory paragraph to the effect that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's working capital deficit may result in the Company's failure to be able to make timely payments on its obligations including but not limited to payments to trade creditors. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

         Significant Industry Competition. The market for dietary supplement products is highly competitive in each of the Company's existing and anticipated product lines and methods of distribution. Numerous manufacturers and distributors compete for customers throughout the United States and internationally in the "bulk" packaged dietary supplement industry, selling products to distributors who service health food, drug, convenience and mass market store, companies that market a branded or generic line of products but do not manufacture these items ("repackagers"), and other manufacturers who "outsource" a portion of their need s to supplement their own capacities. Many of the Company's competitors are substantially larger and more experienced than the Company, have longer operating histories and have materially greater financial and other resources than the Company. Many of these competitors are private companies, and therefore, the Company cannot compare its revenues with respect to the sales volume of each competitor. The Company's significant competitors include Nature's Bounty and International Vitamin Corporation, both of whom have longer operating histories and materially greater financial and other resources than the Company (although, no implication is intended hereby regarding the Company's industry ranking in comparison to such competitors.) There can be no assurance that the Company will be able to compete successfully with its more established and better capitalized competitors.

         Dependence on PDK and CGI. The Company's core business consists of two supply agreements entered into by the Company and PDK and CGI, although in the year ended June 30, 1999 PDK accounted for essentially all of the total sales of the Company. The supply agreement with PDK terminates in May, 2000. In addition, the Company's packaging agreement with PDK expires in November 1999. There can be no assurance that PDK will maintain this volume of business with the Company or that CGI's volume of business will become substantial. Although the Company believes that other customers are available for the purchase of such products from the Company, there can be no assurance that the Company would be able to replace these customers, in the event either supply agreement is terminated. Even if the Company is able to develop alternative customer sources, there can be no assurance that it can do so without material delay or on a cost effective basis at prices similar to those paid by PDK or CGI. As a result, any interruption or discontinuance of supplies to PDK or CGI could result in considerable expense, delay the Company's operations, and have a material adverse effect on the Company.

         Product Liability. The Company faces inherent business risks of exposure to product liability claims in the event that, among other things, a product is illegally tampered with, misused or its use results in adverse effects. While the Company takes what it believes are appropriate precautions, including the use of tamper resistant caps and heat sealed plastic wrapping around the entire bottle of each of its over-the-counter and vitamin products and follows the Good Manufacturing Practices prescribed by the FDA, as well as its own in-house quality control procedures, there can be no assurance that it will avoid significant liability exposure. While the Company carries product liability insurance against this risk there can be no assurance that such coverage will always be available or available at a reasonable cost and, even if available, adequate to protect it against material adverse effects in the event of a successful product liability claim.

         No Cash Dividends. The Company has not paid any cash dividends on its common stock and, in view of its capital needs, and restrictions on the payment of dividends under the Company's current loan agreement, does not presently plan to pay any cash dividends except in accordance with the terms of the Series A Preferred Stock.

Item 2.  PROPERTIES.
         -----------

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

Item 3.  LEGAL PROCEEDINGS.
         ------------------

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ----------------------------------------------------

         No matters which have been submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                     PART II
                                     -------

Item 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               --------------------------------------------------
               STOCKHOLDER MATTERS.
               --------------------

         The Company's securities commenced trading on the OTC Bulletin Board on the effectiveness of the Company's Initial Public Offering on February 27, 1997 in the form of Units each consisting of two (2) shares of Common Stock and two
(2) Class A Warrants. The Common Stock and Class A Warrants are regularly quoted and traded on the OTC Bulletin Board under the symbols SPSU and SPSUW.

         The following table indicates the high and low bid prices for the Company's Units, Common Stock and Class A Warrants for the period up to June 30, 1999 based upon information supplied by the OTC Bulletin Board. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

Units
-----

                  1997 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  27               13
                  Second Quarter                 26               17
                  Third Quarter                  18 1/2           15
                  Fourth Quarter                 20               13

                  1998 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  20               18
                  Second Quarter                 N/A              N/A
                  Third Quarter                  N/A              N/A
                  Fourth Quarter                 N/A              N/A

                  1999 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  N/A              N/A
                  Second Quarter                 N/A              N/A

Common
Stock
-----

                  1997 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  9 1/4            8
                  Second Quarter                 7                4
                  Third Quarter                  7 5/8            4 5/8
                  Fourth Quarter                 8 3/8            5

                  1998 Calendar Year             Quoted Bid Price

                                                 High             Low

                  First Quarter                  8 1/8            3
                  Second Quarter                 4 1/4            1
                  Third Quarter                  1 1/2            1/4
                  Fourth Quarter                 1 3/8            14/32

                  1999 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  1                1/32
                  Second Quarter                 5/32             2/32

Class A
Warrants
--------
                  1997 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  5                5
                  Second Quarter                 5                3
                  Third Quarter                  5 1/8            2 1/2
                  Fourth Quarter                 5 3/8            1 1/2

                  1998 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  5 1/4            2
                  Second Quarter                 2 1/8            5/32
                  Third Quarter                  1 2/32           9/32
                  Fourth Quarter                 1                3/8

                  1999 Calendar Year             Quoted Bid Price
                  ------------------             ----------------
                                                 High             Low
                                                 --------------------
                  First Quarter                  23/32            2/32
                  Second Quarter                 2/32             1/96

         On September 21, 1999 the closing price of the Common Stock as reported on the OTC Bulletin Board was $.04. On September 21, 1999 the closing price for the Class A Warrants reported on the OTC Bulletin Board was $.01. On September 21, 1999, the Units did not trade. On September 21, 1999 there were 27 holders of record of Common Stock.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          ---------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ----------------------------------------------

Results of Operations.
----------------------

         Fiscal Year 1999 compared to Fiscal Year 1998.
         ----------------------------------------------

         The Company incurred a net loss of $1,758,000 from operations for the fiscal year ended 1999. In addition, the Company has a working capital deficit of $496,000 at June 30, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Net sales for the fiscal year ended 1999 were approximately $6,265,000 as compared to net sales in 1998 of $10,256,000. The Company has realized a decline in sales to PDK and customers which outsource a portion of their business to supplement their own capacities. Efforts are being made to replace these revenues. In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK Labs Inc. ("PDK"). As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenues derived from these customers for three years.

         Cost of sales for the year ended June 30, 1999 reflects fixed overhead costs and increased direct labor rates as a result of lower production volume due to the decline in sales. Management's plans for improving future operations include streamlining and downsizing its operations by reducing its workforce and operating expenses.

         Selling, general and administrative expenses approximated $741,000 in 1999 and $747,000 in 1998. As a percentage of sales, selling, general and administrative expenses were 12% in 1999 and 7% in 1998.

         The Company is operating under a supply agreement with PDK which expires in May 2000 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $4,921,000 and $9,054,000 for the fiscal years ended June 30, 1999 and 1998, respectively.

         The Company also operates under a packaging agreement with PDK, which provides for the Company to package certain products for PDK. The agreement expires in November 1999 and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of June 30, 1999, the Company packaged approximately 982,000 bottles for PDK.

         The Company is also party to a supply agreement with Compare Generiks, Inc. Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. Sales under this agreement approximated $475,000 and $7,000 for the fiscal years ended June 30, 199 and 1998, respectively.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessments, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has tested and implemented its IT systems and non-IT systems. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

         Management believes that inflation did not have a material effect on operations or financial condition in 1999 or 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Fiscal Year 1998 compared to Fiscal Year 1997.
         ----------------------------------------------

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

         Total sales to PDK under various supply agreements approximated $9,054,000 and $4,013,000 for the fiscal years ended June 30, 1998 and 1997, respectively.

         Sales to Compare Generiks, Inc. under a supply agreement approximated $7,000 and $0 for the fiscal year ended June 30, 1998 and 1997, respectively.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 1999, the Company had a working capital deficit of approximately $496,000.

         The Company's statements of cash flows reflects cash provided by operating activities of approximately $81,000, primarily due to (i) increases in liabilities such as due to affiliate ($1,241,000); (ii) decreases in operating assets such as accounts receivable ($78,000), due from affiliate ($482,000) and inventories ($1,373,000); and (iii) adjustments for depreciation and amortization expense ($243,000), offset by a net loss of ($1,758,000) and decreases in liabilities such as accounts payable and accrued expenses ($1,621,000).

         The statement also reflects net cash used in investing activities of approximately ($90,000) which is attributable to the acquisition of property and equipment.

         The Company frequently has not been able to make timely payments to its trade creditors. Deferred payment terms have been negotiated with most vendors. No customer orders have been canceled to date. However, if significant volumes of orders were to be canceled, the Company's ability to continue to operate would be jeopardized.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         --------------------------------------------

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         --------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------

         None.

                                    PART III
                                    --------

Item 9.       DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS AND CONTROL
              -------------------------------------------------------
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
              -----------------------------------------------------------
              OF THE REGISTRANT
              -----------------

Name                       Age              Position(s) with the Company
----                       ---              ----------------------------

Lawrence D. Simon          33               President, Chairman, Chief Financial
                                            Officer and Director

Reginald Spinello          47               Director

Raveendra Nandigam         50               Director

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Executive Compensation
-----------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                                             Long Term Compensation
                                            Annual Compensation                 Awards             Payouts
                                  -------------------------------------  ---------------------     -------
(a)                     (b)          (c)         (d)        (e)             (f)         (g)          (h)        (i)

Name and Principal     Year       Salary ($)  Bonus ($) Other Annual     Restricted   Options/     LTIP      All Other
Position               ----       ----------  --------- Compensation($)  Stock        SARs(#)      Payouts   Compensation
--------                                                ---------------  Award($)     -------      ($)       ------------
                                                                         --------                  ---

Lawrence Simon,
President              1999        $100,000   $25,000          -0-             -0-      -0-        -0-         -0-
                       1998         $87,000   $44,000          -0-             -0-      -0-        -0-         -0-
                       1997         $75,000   $ 5,833          -0-             -0-      -0-        -0-         -0-
                       1996         $12,692   $  -0-           -0-             -0-    100,000      -0-         -0-

(1) Represents issuance of options to acquire 100,000 shares of common stock at $6.00 per share exercisable one year from the effective date of the Company's Initial Public Offering.


                                                         Aggregated Option/SAR Exercises -
                                                           and FY-End Option/SAR Values
                                                           ----------------------------

-------------------------------------------------------------------------------------------------------------------------------
           (a)                 (b)             (c)                      (d)                                (e)
                              Shares                            Number of Securities        Value of Unexercised in the Money
                           Acquired on        Value            Underlying Unexercised              Options/SARs at the
          Name             Exercise (#)      Realized       Options/SARs at FY-End (#)                     FY-End ($)
          ----             ------------         $           --------------------------                     ----------
                                             --------      Exercisable     Unexercisable      Exercisable      Unexercisable
                                                           -----------     -------------      -----------      -------------

 Lawrence Simon (2)             0               0            100,000          100,000            $-0-               -0-

(2)      The exercise price of the options is $6.00 per share.

Employment Agreements
----------------------

         Under a prior agreement, Mr. Simon has been granted an option to purchase 100,000 shares of the outstanding Common Stock of the Company exercisable (i) at an exercise price equal to the public offering price of the shares of Common Stock of the Company included in the Units offered for sale in the Initial Public Offering commencing one year from the effective date of the Initial Public Offering, and (ii) only at a time when Mr. Simon is employed by the Company. The Company does not currently have an employment agreement with Mr. Simon, its President, CEO and CFO.

1996 Stock Plan
----------------

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

         Types of Awards
         ---------------

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         -----------------------------------------
         OWNERS AND MANAGEMENT
         ---------------------

         The following table sets forth information, as of September 21, 1999 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


     Name and Address of               Shares of Common     Percentage (%) of        Shares of         Percentage (%)
     Beneficial Owner (1)                 Stock Owned         Common Stock       Preferred Stock     Total Combined Vote
     --------------------                 -----------         ------------       ---------------     -------------------

PMF, Inc. (3)(4)                           3,322,650              54.0              5,000,000               74.6
Compare Generiks, Inc.(5)                    500,000              12.5                  0                    5.6
Lawrence D. Simon(2)(6)(7)                   100,000               2.4              5,000,000               56.0
Reginald Spinello(2)(7)                      0.0                   0.0              5,000,000               55.6
Raveendra Nandigam(2)(7)                     0.0                   0.0              5,000,000               55.6
All officers and directors as a
group (three (3) persons) (7)                100,000               2.4              5,000,000               56.0

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

Item 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS
         -----------------------------------------------

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

         On May 14, 1996, the Company entered into an agreement to supply PDK Labs Inc. with vitamins and dietary supplements in bulk tablet form (the "PDK Agreement"). The agreement, as amended, provides for PDK Labs Inc. to purchase certain products at fair market value. PDK Labs Inc. agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum for each year during the term of the PDK Agreement. In the event that PDK Labs Inc. fails to purchase the minimum amount of products in any year, the Company will be paid $100,000 as liquidated damages (pro-rated by reference to the percentage of said minimum amount purchased during the related year). The term of the PDK Agreement is for a period of three (3) years, automatically renewable for successive one
(1) year terms. Sales to PDK approximated 79% of total sales for the year ended June 30, 1999.

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

         In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebioitics 10% of all revenues derived from these customers for three years.

Conflict of Interests
---------------------

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

General
-------

         The Company believes that material affiliated transactions and loans between the Company and its directors, officers and principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV
                                     -------

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         ---------------------------------

(a)(1)  Financial Statements.
        ---------------------

The following financial statements are included in Part II, Item 7:


         Report of Independent Certified Public Accountants                     F- 1

         Balance sheet as of June 30, 1999                                      F- 2

         Statements of operations for the years ended June 30, 1999
         and June 30, 1998                                                      F- 3

         Statement of stockholders' equity for the years ended
         June 30, 1999 and June 30, 1998                                        F- 4

         Statements of cash flows for the years ended June 30, 1999
         and June 30, 1998                                                      F- 5

         Notes to financial statements                                          F- 6 - F- 11

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                                                           Page

Report of Independent Certified Public Accountants                                                          F-1

Financial Statements:

   Balance sheet as of June 30, 1999                                                                        F-2

   Statements of operations for the years ended June 30, 1999 and 1998                                      F-3

   Statement of stockholders' equity for the years ended June 30, 1999 and 1998                             F-4

   Statements of cash flows for the years ended June 30, 1999 and 1998                                      F-5

   Notes to financial statements                                                                        F-6 - F-11

                          Independent Auditors' Report
                          ----------------------------

Board of Directors and Stockholders
Superior Supplements, Inc.
Hauppauge, New York

We have audited the balance sheet of Superior Supplements, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity and cash flows for the years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Supplements, Inc. as of June 30, 1999 and the results of its operations and its cash flows for the years ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Superior Supplements, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Superior Supplements, Inc. incurred a net loss of $1,758,000 from operations, generated a negative gross profit during the year, and negative working capital of $496,000 at June 30, 1999. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these factors are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     HOLTZ RUBENSTEIN & CO., LLP

Melville, New York
September 10, 1999

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                                  BALANCE SHEET
                                  -------------

                                  JUNE 30, 1999
                                  -------------


           ASSETS
           ------


CURRENT ASSETS:
   Cash and cash equivalents                                                                      $       27,736
   Accounts receivable (Note 9)                                                                           23,947
   Due from affiliate (Note 9)                                                                           321,296
   Inventories (Note 3)                                                                                2,701,005
   Prepaid expenses                                                                                       39,746
                                                                                                  --------------
       Total current assets                                                                            3,113,730

PROPERTY AND EQUIPMENT, net (Note 4)                                                                   1,373,647

OTHER ASSETS, net                                                                                         38,493
                                                                                                  --------------

                                                                                                  $    4,525,870
                                                                                                  ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                          $    2,168,006
   Note payable (Note 5)                                                                                 200,000
   Due to affiliate (Note 9)                                                                           1,241,344
                                                                                                  --------------
       Total current liabilities                                                                       3,609,350
                                                                                                  --------------

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY: (Note 6)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,000,000 shares issued and outstanding                                                         400
   Preferred stock, $.0001 par value; authorized 10,000,000
     shares; 5,000,000 shares issued and outstanding                                                         500
   Additional paid-in capital                                                                          3,145,441
   Deficit                                                                                            (2,229,821)
                                                                                                  --------------
                                                                                                         916,520
                                                                                                  --------------
                                                                                                  $    4,525,870
                                                                                                  ==============

                        See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                                         Years Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                 1999                   1998
                                                                            --------------        --------------
NET SALES (Note 9)                                                          $    6,264,885        $   10,255,843
                                                                            --------------        --------------

COSTS AND EXPENSES:
   Cost of sales                                                                 7,273,591             9,466,269
   Selling, general and administrative (Notes 8, 9 and 12)                         741,133               747,464
                                                                            --------------        --------------
                                                                                 8,014,724            10,213,733
                                                                            --------------        --------------

OPERATING (LOSS) INCOME                                                         (1,749,839)               42,110
                                                                            --------------        --------------

OTHER INCOME (EXPENSE):
   Gain on sale of securities                                                           -                 28,497
   Interest expense, net                                                           (16,711)              (17,347)
                                                                            --------------        --------------

                                                                                   (16,711)               11,150
                                                                            --------------        --------------

(LOSS) EARNINGS FROM OPERATIONS
   BEFORE INCOME TAX                                                            (1,766,550)               53,260

(BENEFIT) PROVISION FOR INCOME TAX (Note 7)                                         (9,000)                2,000
                                                                            --------------        --------------

NET (LOSS) INCOME                                                           $   (1,757,550)       $       51,260
                                                                            ==============        ==============

NET (LOSS) INCOME PER SHARE (Note 6)                                              $(.44)                 $.01
                                                                                  =====                  ====

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING (Note 6)                                                          4,000,000             4,000,000
                                                                                 =========             =========







                                         See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
                                    (Note 6)


                                      Common Stock           Preferred Stock
                                    25,000,000 Shares      10,000,000 Shares                  Unrealized
                                    $.0001 Par Value        $.0001 Par Value                    Loss on
                                  --------------------    -------------------   Additional    Investment
                                                Par                    Par        Paid-in      Available-
                                    Shares     Value      Shares      Value       Capital       for-Sale      Deficit       Total
                                  ---------   -------   ---------    -------    -----------   -----------  -----------   ----------

Balance, June 30, 1997            4,000,000   $  400    5,000,000    $  500     $ 3,145,441   $ 10,088     $  (523,531)  $2,632,898

Net change in unrealized
   gain (loss) on investment
   available-for-sale                    -        -            -         -               -     (10,088)            -        (10,088)

Net income                               -        -            -         -               -          -          51,260        51,260
                                  ---------   ------    ---------    -------    -----------   --------     ----------    ----------

Balance, June 30, 1998            4,000,000      400    5,000,000       500       3,145,441         -        (472,271)    2,674,070

Net loss                                 -        -            -         -             -            -      (1,757,550)   (1,757,550)
                                  ---------   ------    ---------    -------    -----------   --------     ----------    ----------

Balance, June 30, 1999            4,000,000   $  400    5,000,000    $  500     $ 3,145,441   $     -      $(2,229,821)  $  916,520
                                  =========   ======    =========    =======    ===========   ========     ===========   ==========













                                         See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                                          Years Ended
                                                                                           June 30,
                                                                            ------------------------------------
                                                                                  1999                  1998
                                                                            --------------        --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                        $   (1,757,550)       $       51,260
                                                                            --------------        --------------
   Adjustments to reconcile net (loss) income to
     net cash provided by (used in) operations:
       Deferred income taxes                                                        (9,000)                   -
       Depreciation and amortization                                               242,527               206,294
       Gain on sale of investments                                                      -                (28,497)
       (Increase) decrease in assets:
         Accounts receivable                                                        77,939             1,065,699
         Due from affiliate                                                        482,297            (3,080,840)
         Inventories                                                             1,373,269              (384,044)
         Prepaid expense                                                            21,335               (15,454)
         Other assets                                                               32,143                67,711
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                  (1,621,345)            1,560,630
         Due to affiliates                                                       1,241,344              (107,926)
         Taxes payable                                                              (2,000)               (1,600)
                                                                            --------------        --------------
       Total adjustments                                                         1,838,509              (718,027)
                                                                            --------------        --------------
       Net cash provided by (used in) operating activities                          80,959              (666,767)
                                                                            --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                           (90,204)             (500,071)
   Proceeds from the sale of investments                                                -                790,905
                                                                            --------------        --------------
       Net cash (used in) provided by investing activities                         (90,204)              290,834
                                                                            --------------        --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (9,245)             (375,933)

CASH AND CASH EQUIVALENTS, beginning of year                                        36,981               412,914
                                                                            --------------        --------------

CASH AND CASH EQUIVALENTS, end of year                                      $       27,736        $       36,981
                                                                            ==============        ==============










                                         See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                       YEARS ENDED JUNE 30, 1999 AND 1998
                       ----------------------------------

1.     Organization and Nature of Operations:
       -------------------------------------

       Superior Supplements, Inc. (the "Company") is a Delaware Corporation engaged in the manufacturing, packaging and marketing of dietary supplement products including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form.

       The Company's financial statements for the year ended June 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During 1999, the Company experienced a significant decline in revenues resulting from the loss of certain customer product lines. As a result, the Company incurred a net loss of $1,758,000 from operations and generated a negative gross profit during the year, and reflected negative working capital of $496,000 as of June 30, 1999. Such losses continued subsequent to year end. Management's plans regarding improving the results of future operations and liquidity inclue an aggressive marketing effort to replace lost revenues while streamlining and downsizing its operations by reducing its workforce and operating expenses. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

2.     Summary of Significant Accounting Policies:
       ------------------------------------------

       a. Inventories
          -----------

          Inventories are valued at lower of cost (first-in, first-out method) or market.

       b. Investments
          -----------

          Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) included in stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

       c. Depreciation
          ------------

          Depreciation is computed on the straight-line method over the useful lives of the related assets (5-10 years). Leasehold improvements are amortized over their expected useful lives.

       d. Income taxes
          ------------

          Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

       e. Statement of cash flows
          -----------------------

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

       f. Estimates
          ---------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

       ------------------------------------------

       g. Concentration of credit risk
          ----------------------------

          Financial instruments which potentially expose the Company to credit risk, as defined by Statement of Financial Accounting Standard No. 105 ("FAS 105"), consists primarily of trade accounts receivable and due from affiliates. Wholesale distributors of dietary supplements and over-the-counter pharmaceuticals account for all of the Company's trade receivables and due from affiliates. The risk associated with this concentration is limited due to their geographic dispersion.

       h. Accounting for stock-based compensation
          ---------------------------------------

          The Company accounts for its stock-based compensation costs using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by Financial Accounting Standards Board Statement No. 123 ("FASB") had been applied in measuring compensation expense.

3.     Inventories:
       ------------


       Inventories consist of the following at June 30, 1999:

       Raw material                                                                                $     600,640
       Work-in-process                                                                                 1,760,853
       Finished goods                                                                                    339,512
                                                                                                   -------------

                                                                                                   $   2,701,005
                                                                                                   =============

4.     Property and Equipment:
       -----------------------

       Property and equipment consists of the following at June 30, 1999:

       Equipment                                                                                   $   1,280,426
       Leasehold improvements                                                                            562,647
       Furniture and fixtures                                                                            100,176
                                                                                                   -------------
                                                                                                       1,943,249
       Less accumulated depreciation                                                                     569,602
                                                                                                   -------------
                                                                                                   $   1,373,647
                                                                                                   =============

         Depreciation expense approximated $242,500 and $206,300 for the years ended June 30, 1999 and 1998, respectively.

5.     Note Payable:
       ------------

       The Company borrowed $200,000 from PMF, Inc., the Company's founder. This note, bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of June 30, 1999.

6.     Stockholders' Equity:
       --------------------

       a. Capitalization
          --------------

          Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 25,000,000 shares of common stock and 10,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

       -------------------------------

       b. Initial capitalization
          ----------------------

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

       c. Public offering
          ---------------

          In February 1997, the Company completed its Initial Public Offering of securities. During the offering an aggregate of 575,000 units, each of which included two (2) shares of the Company's Common Stock and two (2) Class A Redeemable Purchase Warrants, were sold. 325,000 of said units were sold by PMF, Inc., as Selling Securityholder and 250,000 of said units were sold by the Company which raised gross proceeds of $3,000,000 for the Company.

          In addition, the Company issued to the underwriter an option ("Underwriters' Option") to purchase up to 50,000 units at an exercise price of $19.80 per unit. The option is exercisable through February 2001.

          Each Class A Warrant entitles the holder to purchase one (1) share of common stock of the Company at the initial public offering price ($6.00 per share).

       d. Reserved shares
          ---------------

          At June 30, 1999, the Company has 5,800,000 shares of common stock reserved for future issuances.

       e. Stock option plan
          -----------------

         The Company has adopted a Stock Option Plan (the "Plan") covering 2,000,000 shares of common stock of the Company. Options under the Plan are granted at terms set by the Board of Directors at the time of issuance. To date, no options have been granted under the Plan.

       f. Options
          -------

          In 1997, the Company granted an officer an option to purchase 100,000 shares of the outstanding common stock of the Company exercisable, at an exercise price equal to the initial public offering price of $6.00 per share, one (1) year after the effective date of the Company's initial public offering. The option expires upon the officer's termination of employment.

       g. Net income (loss) per share
          ---------------------------

          Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options or convertible securities were exercised or converted into common stock.

          Basic and diluted loss per share amounts were equivalent for the years ended June 30, 1999 and 1998.

7.     Income Taxes:
       -------------

       Income tax (benefit) provision consists of the following:


                                                                                            Years Ended
                                                                                             June 30,
                                                                                  ------------------------------
                                                                                    1999                 1998
                                                                                  --------             ---------
       Federal:
         Current                                                                  $     -              $   1,675
         Deferred                                                                   (7,200)                   -
                                                                                  --------             ---------
                                                                                    (7,200)                1,675
                                                                                  --------             ---------
       State:
         Current                                                                        -                    325
         Deferred                                                                   (1,800)                   -
                                                                                  --------             ---------
                                                                                    (1,800)                  325
                                                                                  --------             ---------
                                                                                  $ (9,000)            $   2,000
                                                                                  ========             =========


       Net deferred income tax asset (liability) is composed of the following at June 30, 1999:


       Net operating loss carryforward                                                              $    807,000
       Capital loss carryforward                                                                         163,000
       Depreciation                                                                                      (41,000)
       Other                                                                                               3,000
       Valuation allowance                                                                              (932,000)
                                                                                                    ------------

                                                                                                    $         -
                                                                                                    ============

       The difference between the corporation's effective income tax rate and the United States Statutory rate is reconciled below:


                                                                                             Years Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                     1999                  1998
                                                                                    ------                ------
       United States statutory rate                                                  (34.0%)                34.0 %
       Effect of graduated rates                                                       -                   (19.0)
       Valuation allowance                                                            33.5                 (11.2)
                                                                                    ------                ------

                                                                                       (.5%)                 3.8%
                                                                                    ======                ======


       At June 30, 1999, the Company has available approximately $25,000 of unused investment credits, that may provide future tax benefits. The credits expire in 2004.

       The Company has available approximately $1,944,000 of unused net operating loss carryforwards that may be applied against future earnings. The carryforwards expire in 2017. The Company also has available approximately $415,000 of unused capital loss carryforwards that may be applied against future capital gains. The loss carryforwards expire through 2002.

8.     Commitments:
       ------------

          The Company is obligated under a non-cancellable lease for its manufacturing and office facility. The lease requires minimum future rental payments of $270,000 and $79,000 for the years ending June 30, 2000 and 2001, respectively.

         Rent expense approximated $267,000 and $223,000 for the years ended June 30, 1999 and 1998, respectively.

9.     Supply Agreements/Major Customer:
       ---------------------------------

       a. PDK Labs
          --------

          The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

          In addition, in November 1997, the Company entered into a packaging agreement with PDK. The Company agreed to package specified products for PDK for a fixed price based on component costs plus a direct labor charge per unit. The term of the agreement is for two (2) years, renewable for successive one (1) year periods thereafter. PDK is obligated to purchase 1,000,000 bottles of the specified products per annum during the term of the agreement. In the event that PDK fails to purchase the minimum amount of product in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         Sales to PDK approximated $4,921,000 and $9,054,000 for the periods ended June 30, 1999 and 1998, respectively.

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

          In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenue derived from these customers for a three year period. Royalties under this agreement approximated $47,000 during the year ended June 30, 1999.

          The net amount due to PDK and Futurebiotics approximated $1,241,000 at June 30, 1999.

       b. Compare Generiks
          ----------------

          The Company is also party to a supply agreement with Compare Generiks, Inc. ("Compare"). Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. Sales under this agreement approximated $475,000 and $7,000 for the years ended June 30, 1999 and 1998, respectively.

          Net amounts due from Compare approximated $321,000 at June 30, 1999.

10.    Fair Value of Financial Instruments:
       ------------------------------------

       The methods and assumptions used to estimate the value of the following classes of financial instruments were:

       Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

       At June 30, 1999, the carrying amount of the Company's financial instruments approximate their fair value.

11.    Supplementary Information - Statement of Cash Flows:
       ----------------------------------------------------

         Cash paid for interest and income taxes was $910 and $5,071, respectively, for the year ended June 30, 1999. Cash paid for interest and income taxes was $1,347 and $6,642, respectively, for the year ended June 30, 1998.

12.    Retirement Plan:
       ----------------

       Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed approximately $9,800 and $3,800 to the Plan for the years ended June 30, 1999 and 1998, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: New York, New York
       September 27, 1999

                                        SUPERIOR SUPPLEMENTS, INC.

                                        By:/s/ Lawrence D. Simon
                                           -------------------------------------
                                            Lawrence D. Simon
                                            President, Chairman, Chief Financial
                                            Officer, Principal
                                            Accounting Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


Signature                                               Title                              Date

/s/ Lawrence D. Simon                          President, Chairman,               September 27, 1999
-----------------------------                  Chief Financial Officer,
Lawrence D. Simon                              Principal Accounting
                                               Officer and Director

/s/ Reginald Spinello                          Director                           September 27, 1999
-----------------------------
Reginald Spinello

/s/ Raveendra Nandigam                         Director                           September 27, 1999
-----------------------------
Raveendra Nandigam

(a) (2) Exhibits

1.01*             Form of Underwriting Agreement.
1.02*             Form of Agreement Among Underwriters
1.03*             Form of Consulting Agreement.
1.04*             Form of Selected Dealer Agreement.
1.05*             Form of Warrant Exercise Fee Agreement.
3.01*             Certificate of Incorporation of the Company dated April 24, 1996.
3.02*             By-Laws of the Company.
3.03*             Form of Certificate of Designation of Series A Preferred Stock.
4.01*             Specimen Certificate for shares of Common Stock.
4.02*             Specimen Certificate for shares of Series A Preferred Stock.
4.03*             Specimen Certificate for Class A Redeemable Common Stock Purchase Warrant.
4.04*             Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.
4.05*             Form of Underwriters' Unit Purchase Warrant.
9.01*             Form of Voting Trust Agreement.
10.01*            Supply Agreement between the Company and PDK dated as of May 14, 1996.
10.02*            Supply Agreement between the Company and CGI dated as of May 31, 1996.
10.03*            Lease between the Company and Park Associates dated as of May 1, 1996.
10.04*            Subscription Agreement between the Company and CGI dated as of May 31, 1996.
10.05*            Employment Agreement between the Company and Lawrence D. Simon dated as of May 1, 1996.
10.06*            Form of May, 1996 Bridge Loan Agreements.
10.07*            Revolving Credit Agreement between the Company and Dune dated May 31, 1996.
10.08*            Promissory Note in favor of PMF dated June 26, 1996.
10.09*            1996 Stock Plan.
10.10**           Amendment to Supply Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.11**           Management Agreement between the Company and PDK Labs Inc. dated as of July 21, 1997.
10.12**           Amendment to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1997.
10.13***          Packaging Agreement between the Company and PDK Labs Inc. dated as of November 30, 1997.
10.14***          Amendment No. 2 to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1998.
10.15****         Asset Purchase Agreement by and among the Company and Futurebiotics, Inc. dated as of November 19, 1998

*        Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-9761.
**       Incorporated by Reference to the Company's Form 10-KSB for the year ended June 30, 1997.
***      Incorporated by Reference to the Company's Form 10-KSB for the year ended June 30, 1998.
****     Incorporated by Reference to the Form 10-KSB of Futurebiotics, Inc. for the year ended November 30, 1998.

(b) Reports on Form 8-K.

         None.