Form 10QSB
period 1999-09-30
SUPERIOR SUPPLEMENTS INC
filed 1999-11-08
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1999

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

                                      11788
                    ----------------------------------------
                                   (Zip Code)

                                 (516) 231-0783
                    ----------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes   X     No
                                                               ------     ------

    Class                                        Outstanding at November 2, 1999
------------                                     -------------------------------
Common Stock                                                 4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                  For the Three Months Ended September 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
Financial Statements:

Balance sheet ...............................................................1

Statements of operations.....................................................2

Statements of cash flows.....................................................3

Notes to financial statements..............................................4-5

Management's discussion and analysis
of financial condition and results
of operations..............................................................6-7

Legal proceedings............................................................8

Signatures...................................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                               September 30, 1999

                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalent                                    $       4,992
     Accounts receivable (no allowance for
        doubtful accounts)                                              23,059
     Due from affiliate                                                 54,560
     Inventories                                                     2,386,033
     Prepaid expenses and other current
        assets                                                          30,066
                                                                 -------------
        Total current assets                                         2,498,710

PROPERTY AND EQUIPMENT, net                                          1,312,122

OTHER ASSETS                                                            38,493
                                                                 -------------
                                                                 $   3,849,325
                                                                 =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                       $   2,095,358
     Note payable                                                      200,000
     Due to affiliate                                                1,072,100
                                                                 -------------
        Total current liabilities                                    3,367,458
                                                                 -------------

STOCKHOLDERS' EQUITY:
     Common stock, $.0001 par value;
       authorized 25,000,000 shares;
       4,000,000 issued and outstanding                                    400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                                             500
     Additional paid-in capital                                      3,145,441
     Accumulated deficit                                            (2,664,474)
                                                                 -------------
                                                                       481,867
                                                                 -------------
                                                                 $   3,849,325
                                                                 =============

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30,
                                                        ------------------
                                                      1999              1998
                                                      ----              ----

NET SALES                                         $ 1,147,614        $1,728,989
                                                  -----------        ----------
COSTS AND EXPENSES:
    Cost of sales                                   1,390,806         1,757,610
    Selling, general and administrative               186,739           122,683
                                                  -----------        ----------
                                                    1,577,545         1,880,293
                                                  -----------        ----------

OPERATING LOSS                                       (429,931)         (151,304)
                                                  -----------        ----------

OTHER:
    Interest, net                                       4,722             4,443
    Dividend income                                    -                    (46)
                                                  -----------        ----------
                                                        4,722             4,397
                                                  -----------        ----------

LOSS BEFORE PROVISION
    FOR INCOME TAXES                                 (434,653)         (155,701)

INCOME TAX PROVISION                                    -                 4,500
                                                  -----------        ----------

NET LOSS                                          $  (434,653)       $ (160,201)
                                                  ===========        ==========

LOSS PER COMMON SHARE                             $      (.11)       $     (.04)
                                                  ===========        ==========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                     4,000,000         4,000,000
                                                  ===========        ==========

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Three Months Ended
                                                                                                       September  30,
                                                                                                       --------------
                                                                                                 1999                 1998
                                                                                                 ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                    $ (434,653)         $   (160,201)
                                                                                              ----------          ------------
  Adjustments to reconcile net loss to net
  cash (used in) provided by operations:
   Depreciation and amortization                                                                  61,525                58,748
  Changes in operating assets and liabilities:
   (Increase) decrease in assets:
     Accounts receivable                                                                             888               679,540
     Due from affiliate                                                                          266,736                   -
     Inventories                                                                                 314,972              (447,043)
     Prepaid expenses and other current assets                                                     9,680                20,944
     Other assets                                                                                    -                  16,496
   Increase (decrease) in liabilities:
     Accounts payable and accrued expenses                                                       (72,648)             (167,259)
     Due to affiliate                                                                           (169,244)                  -
     Income taxes payable                                                                            -                    (394)
                                                                                              ----------          ------------
     Total adjustments                                                                           411,909               161,032
                                                                                              ----------          ------------
     Net cash (used in) provided by operating activities                                         (22,744)                  831
                                                                                              ----------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                                 -                 (37,812)
                                                                                              ----------          ------------
  Net cash (used in) investing activities                                                            -                 (37,812)
                                                                                              ----------          ------------

  Net decrease in cash and cash equivalents                                                      (22,744)              (36,981)
  Cash and cash equivalents at beginning of period                                                27,736                36,981
                                                                                              ----------          ------------

  Cash and cash equivalents at end of period                                                  $    4,992          $        -
                                                                                              ==========          ============

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 1999

1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended September 30, 1999 and 1998. The Company's financial statements for the year ended September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments during the normal course of business. During the three month period ended September 30, 1999, the Company experienced a significant decline in revenues resulting from the loss of certain customer product lines. As a result, the Company incurred a net loss of $435,000 from operations and generated a negative gross profit during the period, and reflected a working capital deficit of $869,000 as of September 30, 1999. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

3.       Inventories:

         Inventories, consisting principally of raw materials and work in process, at September 30, 1999 have been estimated using the gross profit method.

4.       Notes Payable:

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of September 30, 1999.

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30,1999
                                   (Continued)

5.       Stockholders' Equity:

         Loss per common share is computed by dividing the net loss by the average number of common shares outstanding during the period. Common stock equivalents were excluded from the calculation as the effect is antidilutive.

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

         On November 30, 1997, the Company entered into a packaging agreement (the "agreement") with PDK, which provides for the Company to package certain products for PDK. The agreement has a term of two years and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of September 30, 1999, the Company has packaged approximately 1,032,000 bottles for PDK.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.

7.      Major Customer:

         Sales to PDK approximated 66% and 94% for the three months ended September 30, 1999 and 1998, respectively. Sales to a second major customer approximated 13% and 0% for the three months ended September 30, 1999 and 1998, respectively.

8.      Income Taxes:

         Income taxes for the three month period ended September 30, 1998 include state taxes on capital.

                           SUPERIOR SUPPLEMENTS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

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

Results of Operations

         The Company has incurred a net loss of $435,000 from operations for the three month period ended September 30, 1999. In addition, the Company has a working capital deficit of $869,000 at September 30, 1999. These factors raise substantial doubt about the company's ability to continue as a going concern.

         Net sales for the three month period ended September 30, 1999 were approximately $1,148,000, as compared to $1,729,000 in the corresponding period in the prior year. The Company has realized a decline in sales to customers which outsource a portion of their business to supplement their own capacities. Efforts are being made to replace these revenues. Cost of sales for the three months ended September 30, 1999 reflects fixed overhead costs and increased direct labor rates as a result of lower production volume due to the decline in sales.

         Selling, general and administrative expenses approximated $187,000 and $123,000 for the three month periods ended September 30, 1999 and 1998, respectively. As a percentage of sales, these amounts represent 16% and 7% respectively.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 2000 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $756,000 and $1,620,000 for the three months ended September 30,1999 and 1998, respectively.

         The Company also operates under a packaging agreement with PDK, which provides for the Company to package certain products for PDK. The agreement expires in November 1999 and provides for a minimum annual packaging amount of 1,000,000 bottles. In the event that PDK fails to purchase the minimum annual packaging amount, the Company will be paid up to $100,000 on a pro-rata basis, as liquidated damages. As of September 30, 1999 the Company packaged approximately 1,032,000 bottles for PDK.

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

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has developed a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. The plan consists of four phases: assessment, remediation, testing and implementation, and encompasses internal information technology (IT) systems and non-IT systems, as well as third party exposures. The Company has completed the assessment of IT systems and non-IT systems and satisfactorily tested and implemented remedial changes to its existing software. In addition, the Company has requested from a majority of its principal suppliers and vendors written statements regarding their plan for meeting Year 2000 requirements. To date, the Company has not received adequate response to such requests.

Liquidity and Capital Resources

       As of September 30, 1999 the Company had a working capital deficit of approximately $(869,000).

       The Company's statement of cash flows reflects cash used in operating activities of approximately ($23,000), primarily due to (i) decreases in operating assets such as due from affiliate ($267,000), and inventories ($315,000), (ii) a decrease in accounts payable and accrued expenses ($73,000), and due to affiliate ($169,000), (iii) an adjustment for depreciation and amortization ($62,000), offset by (iv) a net loss of $435,000.

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

                                                     SUPERIOR SUPPLEMENTS, INC.

Dated: November 5, 1999                              By: /s/ Lawrence Simon
                                                         ------------------
                                                             Lawrence Simon
                                                               President