Form 10QSB
period 1999-12-31
SUPERIOR SUPPLEMENTS INC
filed 2000-02-09
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to

                         Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
                  ---------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                            11-3320172
-----------------------------------                  --------------------------
(State or other jurisdiction of                       (State or I.R.S. Employer
 incorporation of organization)                        Identification Number)

                                 270 Oser Avenue
                               Hauppauge, New York
                         ------------------------------
                    (Address of principal executive offices)

                                      11788
                                  -------------
                                   (Zip Code)

                                 (516) 231-0783
                       ----------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes   X        No

       Class                                     Outstanding at February 7, 2000
--------------------                             -------------------------------
    Common Stock                                             4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                   FORM 10-QSB
                                   -----------
                                QUARTERLY REPORT
                                ----------------
                   For the Six Months Ended December 31, 1999
                   ------------------------------------------

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

Notes to financial statements........................................4-5


Management's discussion and analysis
of financial condition and results
of operations........................................................6-7

Legal proceedings......................................................8

Signatures.............................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                                  BALANCE SHEET
                                  -------------
                                   (Unaudited)
                                   -----------
                                December 31, 1999
                                -----------------



                                ASSETS
                                ------

 CURRENT ASSETS:
   Cash and cash equivalent                                     $       4,807
   Accounts receivable (no allowance for
      doubtful accounts)                                               23,135
   Due from affiliate                                                 358,542
   Inventories                                                      1,598,504
   Prepaid expenses and other current
      assets                                                           35,853
                                                              ---------------
   Total current assets                                             2,020,841

PROPERTY AND EQUIPMENT, net                                         1,250,685

OTHER ASSETS                                                           28,911
                                                              ---------------
                                                                $   3,300,437
                                                              ===============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                        $   2,905,122
   Note payable                                                       200,000
                                                               --------------
       Total current liabilities                                    3,105,122

STOCKHOLDERS' EQUITY:
   Common stock, $.0001 par value;
      authorized 25,000,000 shares;
      4,000,000 issued and outstanding                                    400
   Preferred stock, $.0001 par value;
      authorized 10,000,000 shares; 5,000,000
      issued and outstanding                                              500
      Additional paid-in capital                                    3,145,441
      Accumulated deficit                                          (2,951,026)
                                                               --------------
                                                                      195,315

                                                                 $  3,300,437
                                                               ==============

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)
                                   -----------


                                                     Six Months Ended                     Three Months Ended
                                                     ----------------                     ------------------
                                                        December 31,                          December 31,
                                                        ------------                          ------------
                                                 1999                1998               1999                1998
                                                 ----                ----               ----                ----

NET SALES                                    $ 3,154,145         $ 2,473,828         $ 2,006,531         $   744,839
                                             -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
   Cost of sales                               3,526,853           2,799,331           2,136,047           1,041,721
   Selling, general and administrative           339,609             327,023             152,870             204,340
                                             -----------         -----------         -----------         -----------
                                               3,866,462           3,126,354           2,288,917           1,246,061
                                             -----------         -----------         -----------         -----------

OPERATING LOSS                                  (712,317)           (652,526)           (282,386)           (501,222)
                                             -----------         -----------         -----------         -----------


OTHER:
   Interest, net                                   8,888               8,622               4,166               4,179
   Dividend income                                   -                   (88)                -                   (42)
                                             -----------         -----------         -----------         -----------
                                                   8,888               8,534               4,166               4,137
                                             -----------         -----------         -----------         -----------

LOSS BEFORE PROVISION (BENEFIT)
   FOR INCOME TAXES                             (721,205)           (661,060)           (286,552)           (505,359)


INCOME TAX PROVISION (BENEFIT)                       -                 3,600                 -                  (900)
                                             -----------         -----------         -----------         -----------

NET LOSS                                    $   (721,205)       $   (664,660)       $   (286,552)       $   (504,459)
                                            ============        ============        ============        ============

LOSS PER COMMON SHARE                       $       (.18)       $       (.17)       $       (.07)       $       (.13)
                                            ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                4,000,000           4,000,000           4,000,000           4,000,000
                                            ============        ============        ============        ============

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                        Six Months Ended
                                                                        ----------------
                                                                          December  31,
                                                                          -------------
                                                                      1999             1998
                                                                      ----             ----


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                       $ (721,205)      $ (664,660)
                                                                  ----------       ----------
   Adjustments to reconcile net loss to net
   cash (used in) provided by operations:
      Depreciation and amortization                                  122,962          119,745
   Changes in operating assets and liabilities:
      (Increase) decrease in assets:
          Accounts receivable                                            812         (120,433)
          Due from affiliate                                         (37,246)         772,002
          Inventories                                              1,102,502         (820,459)
          Prepaid expenses and other current assets                    3,893           33,064
          Other assets                                                 9,582           21,433
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                      (504,229)         713,827
         Income taxes payable                                            -             (1,294)
                                                                  ----------       ----------
         Total adjustments                                           698,276          717,885
                                                                  ----------       ----------
         Net cash (used in) provided by operating activities         (22,929)          53,225
                                                                  ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                    -            (90,206)
                                                                  ----------       ----------
   Net cash used in investing activities                                 -            (90,206)
                                                                  ----------       ----------

   Net decrease in cash and cash equivalents                         (22,929)         (36,981)
   Cash and cash equivalents at beginning of period                   27,736           36,981
                                                                  ----------       ----------

   Cash and cash equivalents at end of period                     $    4,807       $      -
                                                                  ==========       ==========

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       SIX MONTHS ENDED DECEMBER 31, 1999
                       ----------------------------------





1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the six and three month periods ended December 31, 1999 and 1998. The Company's financial statements for the six and three month periods ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments during the normal course of business. During the six and three month periods ended December 31, 1999, the Company incurred a net loss of $721,000 from operations and generated a negative gross profit due to inefficiencies related to operating levels remaining below production capacities. In addition, as of December 31, 1999 the Company reflected a working capital deficit of $1,084,000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the six and three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.


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


3.       Inventories:
         ------------

         Inventories, consisting principally of raw materials and work in process, at December 31, 1999 have been estimated using the gross profit method.


4.       Notes Payable:
         --------------

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of December 31, 1999.

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        SIX MONTHS ENDED DECEMBER 31,1999
                        ---------------------------------
                                   (Continued)



5.       Stockholders' Equity:
         ---------------------

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


7.       Major Customer:
         ---------------

         Sales to PDK approximated 63% and 91% of total sales for the six months ended December 31, 1999 and 1998, respectively. Sales to a second major customer approximated 25% and 1% of total sales for the six months ended December 31, 1999 and 1998, respectively.


8.       Income Taxes:
         -------------

         Income taxes for the six month period ended December 31, 1998 include state taxes on capital.

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


Results of Operations
---------------------

         The Company has incurred a net loss of $721,000 from operations for the six month period ended December 31, 1999. In addition, the Company has a working capital deficit of $1,084,000 at December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern.


         Net sales for the six and three month period ended December 31, 1999 were approximately $3,154,000, and $2,007,000 respectively, as compared to $2,474,000 and $745,000 in the corresponding periods in the prior year. The Company has realized an increase in sales due to the introduction of a new product line. Cost of sales for the six months ended December 31, 1999 reflects fixed overhead costs and inefficient direct labor rates as a result of operating below production capacities.

         Selling, general and administrative expenses approximated $340,000 and $153,000 for the six and three month periods ended December 31, 1999, respectively. As a percentage of sales, these amounts represent 11% and 8% respectively, as compared to 13% and 27% in the corresponding periods of the prior year.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 2000 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $1,980,000 and $2,256,000 for the six months ended December 31,1999 and 1998, respectively.

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

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.


Liquidity and Capital Resources
-------------------------------

         As of December 31, 1999 the Company had a working capital deficit of approximately $1,084,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($23,000), primarily due to (i) a net loss of $721,000 and a decrease in accounts payable and accrued expenses of $504,000, offset by (ii) a decrease in operating assets, such as inventory ($1,103,000), and an adjustment for depreciation and amortization of $123,000.

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








                                          SUPERIOR SUPPLEMENTS, INC.





Dated: February 8, 2000                   By:  /s/ Lawrence Simon
                                             ----------------------
                                                 Lawrence Simon
                                                 President