Form 10QSB
period 2000-03-31
SUPERIOR SUPPLEMENTS INC
filed 2000-05-15
CIK 1020625

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 2000

                                       OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                      11-3320172
-------------------------------                  -----------------------------
(State or other jurisdiction of                    (State or I.R.S. Employer
 incorporation of organization)                     Identification Number)

                                 270 Oser Avenue
                               Hauppauge, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                      11788
                               -------------------
                                   (Zip Code)

                                 (631) 231-0783
                   -------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes   X      No
                                                                ----       ----

   Class                                          Outstanding at May 9, 2000
-------------                                     ---------------------------
Common Stock                                               4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                                   FORM 10-QSB
                                QUARTERLY REPORT
                    For the Nine Months Ended March 31, 2000

                                TABLE OF CONTENTS



                                                                       Page


Financial Statements:

Balance sheet ......................................................    1

Statements of operations............................................    2

Statements of cash flows............................................    3

Notes to financial statements.....................................    4-5


Management's discussion and analysis
of financial condition and results
of operations.....................................................    6-7

Legal proceedings...................................................    8

Signatures..........................................................    9

                           SUPERIOR SUPPLEMENTS, INC.
                                  BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2000



                       ASSETS

 CURRENT ASSETS:
     Cash and cash equivalent                                   $        4,855
     Accounts receivable (no allowance for
        doubtful accounts)                                              14,825
     Due from affiliate                                                 21,115
     Inventories                                                     1,351,718
     Prepaid expenses and other current
        assets                                                          54,927
                                                                   -----------
      Total current assets                                           1,447,440

PROPERTY AND EQUIPMENT, net                                          1,189,205
OTHER ASSETS                                                            28,911
                                                                    ----------
                                                                    $2,665,556
                                                                    ==========
        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $2,654,179
         Note payable                                                  200,000
                                                                 -------------
         Total current liabilities                                   2,854,179

STOCKHOLDERS' DEFICIENCY:
     Common stock, $.0001 par value;
      authorized 25,000,000 shares;
      4,000,000 issued and outstanding                                    400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000                           500
        issued and outstanding
        Additional paid-in capital                                  3,145,441
        Accumulated deficit                                        (3,334,964)
                                                                  -----------
                                                                     (188,623)
                                                                  -----------
                                                                   $2,665,556
                                                                  ===========





                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Nine Months Ended                      Three Months Ended
                                                                       March 31,                                 March 31,
                                                                ------------------------------         ----------------------------
                                                                    2000               1999                2000             1999
                                                                -----------       ------------         ------------    ------------

NET SALES                                                        $4,319,189         $3,787,854          $1,165,044      $1,314,026
                                                                 ----------         ----------          ----------      ----------
COSTS AND EXPENSES:
    Cost of sales                                                 4,869,860          4,359,148           1,343,007       1,559,817
    Selling, general and administrative                             541,253            527,394             201,644         200,371
                                                               ------------        -----------         -----------      ----------
                                                                  5,411,113          4,886,542           1,544,651       1,760,188
                                                               ------------        ------------        -----------      ----------


OPERATING LOSS                                                   (1,091,924)        (1,098,688)           (379,607)       (446,162)
                                                               ------------        -----------          ----------      ----------

OTHER:
    Interest, net                                                    13,219             12,622               4,331           4,000
    Dividend income                                                      -                (128)                  -             (40)
                                                               ------------        -----------          ----------      ----------

                                                                     13,219             12,494               4,331           3,960
                                                               ------------        -----------          ----------      -----------

LOSS BEFORE PROVISION
    FOR INCOME TAXES                                             (1,105,143)        (1,111,182)           (383,938)       (450,122)

INCOME TAX PROVISION                                                     -               3,600                  -               -
                                                               ------------        -----------          ----------      ----------

NET LOSS                                                       $ (1,105,143)       $(1,114,782)         $ (383,938)     $ (450,122)
                                                               ============        ===========          ==========      ==========

LOSS PER COMMON SHARE                                          $       (.28)       $      (.28)         $     (.10)     $     (.11)
                                                               ============        ===========          ==========      ==========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                                   4,000,000          4,000,000           4,000,000       4,000,000
                                                               ============        ===========          ==========      ===========




                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         March  31,
                                                                                               -----------------------------------
                                                                                                   2000                  1999
                                                                                               -----------------      ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    ($1,105,143)           ($1,114,782)
                                                                                               -----------             ----------
   Adjustments to reconcile net
   loss to net cash (used in) provided by operations:
      Depreciation and amortization                                                                184,442               181,137
   Changes in operating assets and liabilities:
      (Increase) decrease in assets:
         Accounts receivable                                                                        9,122               883,140
         Due from affiliate                                                                       300,181               (13,913)
         Inventories                                                                            1,349,286              (246,338)
         Prepaid expenses and other current assets                                                (15,181)               31,174
         Other assets                                                                               9,582                27,433
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                                                   (755,170)              307,239
         Income taxes payable                                                                          -                 (1,865)
                                                                                             ------------            ----------
         Total adjustments                                                                      1,082,262             1,168,007
                                                                                             ------------            ----------
         Net cash (used in) provided by operating activities                                      (22,881)               53,225
                                                                                             ------------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                                 -                (90,206)
                                                                                             ------------            ----------
    Net cash used in investing activities                                                              -                (90,206)
                                                                                             ------------            ----------

    Net decrease in cash and cash equivalents                                                     (22,881)              (36,981)
    Cash and cash equivalents at beginning of period                                               27,736                36,981
                                                                                             ------------            ----------
    Cash and cash equivalents at end of period                                               $      4,855            $       -
                                                                                             ============            ==========

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000





1.       Basis of Presentation:

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the nine and three month periods ended March 31, 2000 and 1999. The Company's financial statements for the nine and three month periods ended March 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments during the normal course of business. During the nine and three months periods ended March 31, 2000, the Company incurred a net loss of $1,105,000 from operations and generated a negative gross profit due to inefficiencies related to operating levels remaining below production capacities. In addition, as of March 31, 2000, the Company reflected a working capital deficit of $1,407,000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 1999. The results of operations for the nine and three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.


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


3.       Inventories:

         Inventories, consisting principally of raw materials and work in process, at March 31, 2000 have been estimated using the gross profit method.


4.       Notes Payable:

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of March 31, 2000.

                           SUPERIOR SUPPLEMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        NINE MONTHS ENDED MARCH 31, 2000
                                   (Continued)


5.       Stockholders' Deficiency:

         Loss per common share is computed by dividing the net loss by the average number of common shares outstanding during the period. Common stock equivalents were excluded from the calculation as the effect is antidilutive.


6.       Commitments:

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 2001, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee of $10,000 per month.


7.      Major Customer:

         Sales to PDK approximated 68% and 88% of total sales for the nine months ended March 31, 2000 and 1999, respectively. Sales to a second major customer approximated 20% and 2% of total sales for the nine months ended March 31, 2000 and 1999, respectively.


8.      Income Taxes:

         Income taxes for the nine month periods ended March 31, 1999 include state taxes on capital.

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

Results of Operations

         The Company has incurred a net loss of $1,105,000 from operations for the nine month period ended March 31, 2000. In addition, the Company has a working capital deficit of $1,407,000 at March 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Net sales for the nine and three month period ended March 31, 2000 were approximately $4,319,000 and $1,165,000, respectively, as compared to $3,788,000 and $1,314,000 in the corresponding periods in the prior year. The Company has realized an increase in sales due to the introduction of a new product line. Cost of sales for the nine months ended March 31, 2000 reflects fixed overhead costs and inefficient direct labor rates as a result of operating below production capacities.

         Selling, general and administrative expenses approximated $541,000 and $202,000 for the nine and three month periods ended March 31, 2000, respectively. As a percentage of sales, these amounts represent 13% and 17%, respectively, as compared to 14% and 15% in the corresponding periods in the prior year.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 2001 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $2,918,000 and $3,332,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

Liquidity and Capital Resources

         As of March 31, 2000 the Company had working capital deficit of approximately $1,407,000.

         The Company's statement of cash flows reflects cash used in operating activities of approximately ($23,000), primarily due to (i) a net loss of $1,105,000 and a decrease in accounts payable and accrued expenses of $755,000, offset by (ii) a decrease in operating assets, such as inventory ($1,349,000), due from affiliate ($300,000), and an adjustment for depreciation and amortization of $184,000.

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








                                                     SUPERIOR SUPPLEMENTS, INC.





Dated:  May 11, 2000                                 By:  /Lawrence Simon/
                                                        ----------------------
                                                           Lawrence Simon
                                                           President