Form 10KSB40
period 2000-06-30
SUPERIOR SUPPLEMENTS INC
filed 2000-09-28
CIK 1020625

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB

            /X/ Annual Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000
                          -------------

Commission File No. 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      11-3320172
---------------------------------              ---------------------------------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

  270 Oser Avenue, Hauppauge, New York                      11788
----------------------------------------                  ----------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (631) 231-0783

Securities registered pursuant to Section 12(b) of the Act: None.
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share

                                (Title of Class)

    Units consisting of two (2) shares of common stock, par value $.0001 per share and two (2) Class A Redeemable Common Stock Purchase Warrants
      -------------------------------------------------------------------
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrant
                ------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for its most recent fiscal year were $6,102,473.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of September 26, 2000, was approximately $186,000.

         Number of shares outstanding of the issuer's common stock, as of September 26, 2000 was 4,000,000.

                            See Page 25 for Exhibits

                                     PART 1

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

Supply and Licensing Agreements
-------------------------------

         On May 14, 1996, the Company entered into a supply agreement with PDK Labs Inc., a New York corporation ("PDK") pursuant to which the Company supplies PDK with vitamins and dietary supplements manufactured to PDK's specifications in bulk tablet form. The supply agreement expires in May 2001 and is automatically renewable for successive one (1) year periods thereafter. Under the terms of the agreement, PDK has agreed to purchase products for fair market value, such products having a minimum aggregate sales price of $2,500,000 per annum during the term of the agreement. In the event that PDK fails to purchase $2,500,000 of product in any given year, the Company will be paid up to $100,000, on a pro-rated basis, as liquidated damages. Sales to PDK approximated 72% of total sales for the year ended June 30, 2000. See "Certain Relationships and Related Transactions."

         In addition, on November 30, 1997, the Company entered into a packaging agreement with PDK. The Company agreed to package Futurebiotics products for PDK for a fixed price based on component cost plus a direct labor charge per unit. The agreement expired on November 30, 1999. See "Certain Relationships and Related Transactions."

         In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenues derived from the customers for three years.

         The Company is also party to a supply agreement with Compare Generiks, Inc., a Delaware Corporation ("CGI"). Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. See "Certain Relationships and Related Transaction."

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

Management and Employees
------------------------

         As of July 9, 2000, the Company employed twelve (12) full time persons. The Company has experienced no work stoppages and considers its employee relations to be satisfactory. The Company's employees are not represented by a labor union.

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

Net Losses and Accountant's Report with Going Concern
-----------------------------------------------------

         The Company has incurred a net loss from operations of $1,504,000 for the year ended June 30, 2000. In addition, the Company has a working capital deficit $1,749,000 at June 30, 2000. The report of the Company's independent auditors with respect to the Company's financial statements for the year ended June 30, 2000, contains an explanatory paragraph to the effect that these conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's working capital deficit may result in the Company's failure to be able to make timely payments on its obligations including but not limited to payments to trade creditors. There can be no assurance that the Company will not continue to incur net losses in the future or that it will be able to operate profitably.

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

         Dependence on PDK and CGI. The Company's core business consists of two supply agreements entered into by the Company and PDK and CGI. PDK accounted for 72% of the total sales of the Company for the year ended June 30, 2000. The supply agreement with PDK terminates in May, 2001. There can be no assurance that PDK will maintain its volume of business with the Company or that CGI's volume of business will increase. Although the Company believes that other customers are available for the purchase of such products from the Company, there can be no assurance that the Company would be able to replace these customers, in the event either supply agreement is terminated. Even if the Company is able to develop alternative customer sources, there can be no assurance that it can do so without material delay or on a cost effective basis at prices similar to those paid by PDK or CGI. As a result, any interruption or discontinuance of supplies to PDK or CGI could result in considerable expense, delay the Company's operations, and have a material adverse effect on the Company.

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

Item 2.  PROPERTIES.
         ----------

         The Company's headquarters, plant operations, warehousing and shipping facilities are housed in a modern forty thousand (40,000) square foot building. The Company leases the building pursuant to a lease which expires on October 14, 2002. The lease provides for monthly rental payments ranging from $22,500 to $24,800 through October 2002. In the judgment of management, the lease with the landlord reflects a rent at current fair market value.

Item 3.  LEGAL PROCEEDINGS.
         -----------------

         There is no material litigation pending or threatened against the Company nor are there any such proceedings to which the Company is a party.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         No matters which have been submitted to the Company's shareholders for vote during the last quarter of its fiscal year.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

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

Common
Stock
-----

                  1998 Calendar Year                  Quoted Bid Price
                                                      High             Low
                                                      ----             ---
                  First Quarter                       8 1/8            3
                  Second Quarter                      4 1/4            1
                  Third Quarter                       1 1/2            1/4
                  Fourth Quarter                      1 3/8            14/32

                  1999 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                      High             Low
                                                      ----             ---
                  First Quarter                       1                1/32
                  Second Quarter                      5/32             2/32
                  Third Quarter                       3/16             3/64
                  Fourth Quarter                      17/64            1/64

                  2000 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                      High             Low
                                                      ----             ---
                  First Quarter                       3/8              1/16
                  Second Quarter                      1/4              3/32
Class A
Warrants
--------

                  1998 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                      High             Low
                                                      ----             ---
                  First Quarter                       5 1/4            2
                  Second Quarter                      2 1/8            5/32
                  Third Quarter                       1 2/32           9/32
                  Fourth Quarter                      1                3/8

                  1999 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                      High             Low
                                                      ----             ---
                  First Quarter                       23/32            2/32
                  Second Quarter                      2/32             1/96
                  Third Quarter                       1/64             1/64
                  Fourth Quarter                      1/32             1/64

                  2000 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                      High             Low
                                                      ----             ---
                  First Quarter                       1/64             1/64
                  Second Quarter                      1/64             1/64

         On September 26, 2000 the closing price of the Common Stock as reported on the OTC Bulletin Board was $.08. On September 26, 2000 the closing price for the Class A Warrants reported on the OTC Bulletin Board was $.005. On September 26, 2000 there were 32 holders of record of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

Results of Operations.
----------------------

         Fiscal Year 2000 compared to Fiscal Year 1999.
         ----------------------------------------------

         The Company incurred a net loss of $1,504,000 from operations for the fiscal year ended 2000. In addition, the Company has a working capital deficit of $1,749,000 at June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Net sales for the fiscal year ended 2000 were approximately $6,102,000 as compared to net sales in 1999 of $6,265,000. The Company realized a decline in sales to PDK and the revenues were replaced by an increase in sales to Compare Generiks, Inc.

         Cost of sales for the year ended June 30, 2000 reflects increased raw material production costs and reduced direct labor rates and reduced operating expenses. Management's plan for improving future operations and liquidity include soliciting new customers, developing new product lines and controlling its overhead and fixed expenses.

         Selling, general and administrative expenses approximated $662,000 in 2000 and $741,000 in 1999. As a percentage of sales, selling, general and administrative expenses were 11% in 2000 and 12% in 1999.

         The Company is operating under a supply agreement with PDK which expires in May 2001 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $4,377,000 and $4,921,000 for the fiscal years ended June 30, 2000 and 1999, respectively.

         The Company also operated under a packaging agreement with PDK, which provided for the Company to package certain products for PDK. The agreement expired in November 1999.

         The Company is also party to a supply agreement with CGI terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. Sales under this agreement approximated $1,052,000 and $475,000 for the fiscal years ended June 30, 2000 and 1999, respectively.

         The Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenues derived from these customers for three years. Commissions earned by Futurebiotics approximated $53,000 and $48,000 for the fiscal years ended June 30, 2000 and 1999, respectively.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee ranging between $2,500 and $10,000 per month.

         The Company has satisfactorily implemented a plan to ensure that its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

         Management believes that inflation did not have a material effect on operations or financial condition in 2000 or 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Fiscal Year 1999 compared to Fiscal Year 1998.
         ----------------------------------------------

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

         Selling, general and administrative expenses were $741,000 in 1999 and $747,000 in 1998. As a percentage of sales, selling, general and administrative expenses were 12% in 1999 and 7% in 1998. The overall decrease as a percentage of sales is attributable to the Company's growth in sales without incurring any significant additional expenses.

         Total sales to PDK under various supply agreements approximated $4,921,000 and $9,054,000 for the fiscal years ended June 30, 1999 and 1998, respectively.

         Sales to CGI under a supply agreement approximated $475,000 and $7,000 for the fiscal year ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2000, the Company had a working capital deficit of approximately $1,749,000.

         The Company's statements of cash flows reflects cash used in operating activities of approximately $15,000, primarily due to (i) increases in liabilities such as due to affiliate ($103,000); (ii) decreases in operating assets such as accounts receivable ($15,000), due from affiliate ($317,000) and inventories ($2,469,000); and (iii) adjustments for depreciation and amortization expense

($246,000) and inventory allowance ($75,000), offset by a net loss of ($1,504,000) and decreases in liabilities such as accounts payable and accrued expenses ($1,724,000).

         The statement also reflects net cash used in investing activities of approximately ($5,000) which is attributable to the acquisition of property and equipment.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------------------------------

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT
         -------------------------------------------------------------------

Name                       Age          Position(s) with the Company
----                       ---          ----------------------------

Lawrence D. Simon          34           President, Chairman, Chief Financial
                                        Officer and Director

Reginald Spinello          48           Director

Raveendra Nandigam         51           Director


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

Executive Compensation
----------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------


                                                                                             Long Term Compensation
                                                                                      -----------------------------------
                                                        Annual Compensation           Awards       Payouts
                                              ------------------------------------   ---------     -------
(a)                     (b)              (c)        (d)             (e)         (f)        (g)         (h)            (i)
                                                                         Restricted                LTIP
Name and Principal                                      Other Annual     Stock        Options/     Payouts   All Other
Position               Year       Salary ($)  Bonus ($) Compensation($)  Award($)     SARs(#)      ($)       Compensation
--------               ----       ----------  --------- ---------------  --------     -------      ---       ------------
Lawrence Simon,
President              2000        $132,000    $37,500        -0-            -0-        -0-          -0-        -0-
                       1999        $100,000    $25,000        -0-            -0-        -0-          -0-        -0-
                       1998         $87,000    $44,000        -0-            -0-        -0-          -0-        -0-


(1) Represents issuance of options to acquire 100,000 shares of common stock at $6.00 per share exercisable one year from the effective date of the Company's Initial Public Offering.

                       Aggregated Option/SAR Exercises -
                          and FY-End Option/SAR Values
                          ----------------------------


----------------------------------------------------------------------------------------------------------------------------
        (a)                    (b)             (c)                     (d)                               (e)
                              Shares          Value            Number of Securities        Value of Unexercised in the Money
                           Acquired on       Realized         Underlying Unexercised             Options/SARs at the
        Name               Exercise (#)         $           Options/SARs at FY-End (#)                FY-End ($)
        ----               ------------         -           --------------------------                ----------
                                                          Exercisable      Unexercisable      Exercisable      Unexercisable
                                                          -----------      -------------      -----------      -------------
Lawrence Simon (2)              0               0           100,000           100,000            $-0-               -0-


(2)      The exercise price of the options is $6.00 per share.

Employment Agreements
---------------------

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

1996 Stock Plan
---------------

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth information, as of September 26, 2000 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock and Preferred Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:


                                          Shares of                                                    Percentage (%)
    Name and Address of                  Common Stock      Percentage (%) of        Shares of          Total Combined
    Beneficial Owner(1)                     Owned            Common Stock        Preferred Stock            Vote
    -------------------                     -----            ------------        ---------------            ----
PMF, Inc.(3)(4)                            3,322,650              54.0              5,000,000               74.6
Compare Generiks, Inc.(5)                    500,000              12.5                      0                5.6
Lawrence D. Simon(2)(6)(7)                   100,000               2.4              5,000,000               56.0
Reginald Spinello(2)(7)                          0.0               0.0              5,000,000               55.6
Raveendra Nandigam(2)(7)                         0.0               0.0              5,000,000               55.6
All officers and directors as a
group (three (3) persons)(7)                 100,000               2.4              5,000,000               56.0


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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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

         On May 14, 1996, the Company entered into an agreement to supply PDK with vitamins and dietary supplements in bulk tablet form (the "PDK Agreement"). The agreement, as amended, provides for PDK to purchase certain products at fair market value. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per annum for each year during the term of the PDK Agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid $100,000 as liquidated damages (pro-rated by reference to the percentage of said minimum amount purchased during the related year). The term of the PDK Agreement is for a period of three
(3) years, automatically renewable for successive one (1) year terms. Sales to PDK approximated 72% of total sales for the year ended June 30, 2000.

         On May 31, 1996, the Company agreed to exclusively supply CGI with vitamins in bulk tablet form (other than any vitamins sold under the "Energex" trademark or as part of the "Energex" product line) at the Company's cost plus fifteen percent (15%) pursuant to a supply agreement between the Company and Compare Generiks, Inc. (the "Compare Agreement"). The term of the Compare Agreement is for a period of three (3) years, automatically renewable for successive one (1) year terms.

         In June, 1996, the Company borrowed $200,000 from PMF, Inc., the Company's founder, at an annual interest rate of eight percent (8%) pursuant to a promissory note dated June 26, 1996, repayable on June 25, 1998. The Company has received a demand for repayment of the sums outstanding under this note. The Company intends to request a change or an extension in the terms of the note.

         On July 21, 1997, the Company entered into a management agreement with PDK Labs Inc. pursuant to which PDK agreed to supply certain management services to the Company in consideration for the payment by the Company of a management fee ranging from $2,500 to $10,000 per month.

         In addition, on November 30, 1997, the Company entered into a packaging agreement with PDK to package Futurebiotics products for PDK. The agreement expired in November 1999. At the date of expiration all provisions of the agreement were satisfied.

         In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics. As consideration for these customers, the Company is obligated to pay Futurebioitics 10% of all revenues derived from these customers for three years.

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

                                    PART IV
                                    -------

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)(1)  Financial Statements.
        --------------------


The following financial statements are included in Part II, Item 7:

        Report of Independent Certified Public Accountants                F- 1

        Balance sheet as of June 30, 2000                                 F- 2

        Statements of operations for the years ended June 30, 2000
         and June 30, 1999                                                F- 3

        Statement of stockholders' (deficiency) equity for the years
        ended June 30, 2000 and June 30, 1999                             F- 4

        Statements of cash flows for the years ended June 30, 2000
        and June 30, 1999                                                 F- 5

        Notes to financial statements                                     F- 6 - F- 11


                          Independent Auditors' Report
                          ----------------------------

Board of Directors and Stockholders
Superior Supplements, Inc.
Hauppauge, New York

We have audited the balance sheet of Superior Supplements, Inc. as of June 30, 2000, and the related statements of operations, stockholders' deficiency (equity) and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Superior Supplements, Inc. as of June 30, 2000 and the results of its operations and its cash flows for the years ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Superior Supplements, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Superior Supplements, Inc. incurred a net loss of $1,504,000 from operations, generated a negative gross profit during the year, and negative working capital and stockholders' deficiency of $1,749,000 and $588,000, respectively at June 30, 2000. These factors raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these factors are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Holtz Rubenstein & Co., LLP
                                             -----------------------------------
                                             Holtz Rubenstein & Co., LLP

Melville, New York
September 15, 2000

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                                 BALANCE SHEET
                                 -------------

                                 JUNE 30, 2000
                                 -------------

           ASSETS (Note 9)
           ------

CURRENT ASSETS:
   Cash and cash equivalents                                             $     7,406
   Accounts receivable, no allowance for doubtful accounts (Note 9)            9,240
   Due from affiliate (Note 9)                                                 4,459
   Inventories (Note 3)                                                      156,792
   Prepaid expenses                                                           61,410
                                                                         -----------
       Total current assets                                                  239,307

PROPERTY AND EQUIPMENT, net (Note 4)                                       1,132,418

OTHER ASSETS, net                                                             28,911
                                                                         -----------

                                                                         $ 1,400,636
                                                                         ===========

   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
   ----------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $   444,172
   Note payable (Note 5)                                                     200,000
   Due to affiliate (Note 9)                                               1,344,206
                                                                         -----------
       Total current liabilities                                           1,988,378
                                                                         -----------

COMMITMENTS (Note 8)

STOCKHOLDERS' DEFICIENCY: (Note 6)
   Common stock, $.0001 par value; authorized 25,000,000
     shares; 4,000,000 shares issued and outstanding                             400
   Preferred stock, $.0001 par value; authorized 10,000,000
     shares; 5,000,000 shares issued and outstanding                             500
   Additional paid-in capital                                              3,145,441
   Deficit                                                                (3,734,083)
                                                                         -----------
                                                                            (587,742)
                                                                         -----------

                                                                         $ 1,400,636
                                                                         ===========



                       See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                        Years Ended
                                                                          June 30,
                                                                -----------------------------
                                                                   2000              1999
                                                                -----------       -----------
NET SALES (Note 9)                                              $ 6,102,473       $ 6,264,885
                                                                -----------       -----------

COSTS AND EXPENSES:
   Cost of sales                                                  6,927,136         7,273,591
   Selling, general and administrative (Notes 8, 9 and 12)          661,647           741,133
                                                                -----------       -----------
                                                                  7,588,783         8,014,724
                                                                -----------       -----------

OPERATING LOSS                                                   (1,486,310)       (1,749,839)

OTHER EXPENSE:
   Interest expense, net                                            (17,952)          (16,711)
                                                                -----------       -----------

LOSS FROM OPERATIONS BEFORE
   INCOME TAX BENEFIT                                            (1,504,262)       (1,766,550)

INCOME TAX BENEFIT (Note 7)                                            --              (9,000)
                                                                -----------       -----------

NET LOSS                                                        $(1,504,262)      $(1,757,550)
                                                                ===========       ===========

NET LOSS PER SHARE (Note 6)                                     $      (.38)      $      (.44)
                                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF
   SHARES OF COMMON STOCK
   OUTSTANDING (Note 6)                                           4,000,000         4,000,000
                                                                ===========       ===========



                       See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                 STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                 ----------------------------------------------

                                    (Note 6)
                                    --------


                                 Common Stock                Preferred Stock
                               25,000,000 Shares            10,000,000 Shares
                               $.0001 Par Value             $.0001 Par Value
                          --------------------------      ---------------------       Additional
                                             Par                           Par          Paid-in
                            Shares          Value         Shares          Value         Capital        Deficit          Total
                          -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance, June 30, 1998      4,000,000    $       400      5,000,000    $       500    $ 3,145,441    $  (472,271)    $ 2,674,070

Net loss                         --             --             --             --             --       (1,757,550)     (1,757,550)
                          -----------    -----------    -----------    -----------    -----------    -----------     -----------

Balance, June 30, 1999      4,000,000            400      5,000,000            500      3,145,441     (2,229,821)        916,520

Net loss                         --             --             --             --             --       (1,504,262)     (1,504,262)
                          -----------    -----------    -----------    -----------    -----------    -----------     -----------

Balance, June 30, 2000      4,000,000    $       400      5,000,000    $       500    $ 3,145,441    $(3,734,083)    $  (587,742)
                          ===========    ===========    ===========    ===========    ===========    ===========     ===========



                       See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                     Years Ended
                                                                       June 30,
                                                              ---------------------------
                                                                 2000            1999
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $(1,504,262)    $(1,757,550)
                                                              -----------     -----------
   Adjustments to reconcile net loss to net cash
     (used in) provided by operations:
       Deferred income taxes                                         --            (9,000)
       Depreciation and amortization                              246,112         242,527
       Inventory allowance                                         75,000            --
       (Increase) decrease in assets:
         Accounts receivable                                       14,707          77,939
         Due from affiliate                                       316,837         482,297
         Inventories                                            2,469,213       1,373,269
         Prepaid expenses                                         (21,664)         21,335
         Other assets                                               9,582          32,143
       Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                 (1,723,834)     (1,621,345)
         Due to affiliates                                        102,862       1,241,344
         Taxes payable                                               --            (2,000)
                                                              -----------     -----------
       Total adjustments                                        1,488,815       1,838,509
                                                              -----------     -----------
       Net cash (used in) provided by operating activities        (15,447)         80,959
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                           (4,883)        (90,204)
                                                              -----------     -----------
       Net cash used in investing activities                       (4,883)        (90,204)
                                                              -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (20,330)         (9,245)

CASH AND CASH EQUIVALENTS, beginning of year                       27,736          36,981
                                                              -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                        $     7,406     $    27,736
                                                              ===========     ===========



                       See notes to financial statements

                           SUPERIOR SUPPLEMENTS, INC.
                           --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       YEARS ENDED JUNE 30, 2000 AND 1999
                       ----------------------------------

1.       Organization and Nature of Operations:
         -------------------------------------

         Superior Supplements, Inc. (the "Company") is a Delaware Corporation engaged in the manufacturing, packaging and marketing of dietary supplement products including vitamins, minerals, herbs and specialty nutritional supplements, in bulk tablet, capsule and powder form.

         The Company's financial statements for the year ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. During 2000, the Company experienced a decline in revenues resulting from the loss of certain customer product lines. As a result, the Company incurred a net loss of $1,504,000 from operations and generated a negative gross profit during the year, and reflected negative working capital and stockholders' deficiency of $1,749,000 and $588,000, respectively as of June 30, 2000. Such losses continued subsequent to year end. Management's plans regarding improving the results of future operations and liquidity include soliciting new customers, developing new product lines, and controlling its overhead and fixed expenses. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2.       Summary of Significant Accounting Policies:  (Cont'd)
         ------------------------------------------

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

3.       Inventories:
         -----------


         Inventories consist of the following at June 30, 2000:

         Raw material                                                                   $   132,749
         Work-in-process                                                                     24,043
                                                                                        -----------

                                                                                        $   156,792
                                                                                        ===========


4.       Property and Equipment:
         -----------------------


         Property and equipment consists of the following at June 30, 2000:

         Equipment                                                                      $ 1,348,409
         Leasehold improvements                                                             567,529
         Furniture and fixtures                                                              32,193
                                                                                        -----------
                                                                                          1,948,131
         Less accumulated depreciation                                                      815,713
                                                                                        -----------

                                                                                        $ 1,132,418
                                                                                        ===========


         Depreciation expense approximated $246,000 and $242,500 for the years ended June 30, 2000 and 1999, respectively.

5.       Note Payable:
         -------------

         The Company borrowed $200,000 from PMF, Inc., the Company's founder. This note, bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of June 30, 2000.

6.       Stockholders' Equity:
         --------------------

         a. Capitalization
            --------------

         Pursuant to the Company's certificate of incorporation, the Company is authorized to issue 25,000,000 shares of common stock and 10,000,000 shares of preferred stock. All stock has a $.0001 par value. Each share of common and preferred has one vote in all matters.

         b. Initial capitalization
            ----------------------

         The preferred shares outstanding are designated as Series A Preferred Shares. The Board of Directors has the authority to issue preferred stock in one or more series and to fix the rights and other terms. The Series A Preferred Shares rank senior to all series of preferred and common stock, do not have any right to the payment of any dividend, and in the event of any voluntary or involuntary liquidation of the Company are entitled to $.02 per share.

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

         d. Reserved shares
            ---------------

         At June 30, 2000, the Company has 5,800,000 shares of common stock reserved for future issuances.

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

         --------------------

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

         Basic and diluted loss per share amounts were equivalent for the years ended June 30, 2000 and 1999.

7.       Income Taxes:
         ------------

         Income tax (benefit) provision consists of the following:

                                                          Years Ended
                                                            June 30,
                                                  -----------------------------

                                                   2000                  1999
                                                  -------               -------
         Federal:
           Current                                $  --                 $  --
           Deferred                                  --                  (7,200)
                                                  -------               -------
                                                     --                  (7,200)
                                                  -------               -------
         State:
           Current                                   --                    --
           Deferred                                  --                  (1,800)
                                                  -------               -------
                                                     --                  (1,800)
                                                  -------               -------

                                                  $  --                 $(9,000)
                                                  =======               =======

         Net deferred income tax asset (liability) is composed of the following at June 30, 2000:

         Net operating loss carryforward                            $ 1,375,000
         Capital loss carryforward                                      183,000
         Depreciation                                                   (61,000)
         Other                                                           41,000
         Valuation allowance                                         (1,538,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========

         The difference between the corporation's effective income tax rate and the United States Statutory rate is a result of the valuation allowance against the net deferred tax asset. During the year ended June 30, 2000 the allowance increased by $606,000.

         At June 30, 2000, the Company has available approximately $25,000 of unused investment credits, that may provide future tax benefits. The credits expire in 2004.

         The Company has available approximately $3,333,000 of unused net operating loss carryforwards that may be applied against future earnings. The carryforwards expire from 2017 to 2018. The Company also has available approximately $415,000 of unused capital loss carryforwards that may be applied against future capital gains. The loss carryforwards expire through 2002.

8.       Commitments:
         -----------

         The Company is obligated under a non-cancellable lease for its manufacturing and office facility. The lease requires minimum future rental payments of $279,600, $293,500 and $86,800 for the years ending June 30, 2001, 2002 and 2003, respectively.

         Net rent expense approximated $182,500 and $267,000 for the years ended June 30, 2000 and 1999, respectively. The Company recognized sublease rental income from PDK Labs Inc. ("PDK") of $87,500 in 2000.

9.       Supply Agreements/Major Customer:
         --------------------------------

         a. PDK Labs
            --------

         The Company is party to an amended supply agreement with PDK. The agreement, which expires in May 2001, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         In addition, the Company was party to a packaging agreement with PDK under which it agreed to package specified products for PDK for a fixed price based on component costs plus a direct labor charge per unit. This agreement expired in November 1999.

         Sales to PDK approximated $4,377,000 and $4,921,000 for the periods ended June 30, 2000 and 1999, respectively.

         The Company is also obligated under a management agreement with PDK pursuant to which PDK agreed to supply certain management services to the Company in consideration for the payment of a management fee, ranging from $2,500 to $10,000 per month. The term of the agreement is one year, and is automatically renewable for one year terms at the option of both parties. Management fees under this agreement were $67,500 and $120,000 for the years ended June 30, 2000 and 1999, respectively.

         In November 1998, the Company entered into an agreement to acquire certain private label customers from Futurebiotics, a subsidiary of PDK. As consideration for these customers, the Company is obligated to pay Futurebiotics 10% of all revenue derived from these customers for a three year period. Royalties under this agreement approximated $53,000 and $48,000 during the years ended June 30, 2000 and 1999, respectively.

         The net amount due to PDK and Futurebiotics approximated $1,343,000 at June 30, 2000, and is collateralized by essentially all of the Company's assets.

         b. Compare Generiks
            ----------------

         The Company is also party to a supply agreement with Compare Generiks, Inc. ("Compare"). Terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements. Sales under this agreement approximated $1,052,000 and $475,000 for the years ended June 30, 2000 and 1999, respectively.

         Net amounts due from Compare approximated $4,000 at June 30, 2000.

10.      Fair Value of Financial Instruments:
         -----------------------------------

         The methods and assumptions used to estimate the value of the following classes of financial instruments were:

         Current Assets and Current Liabilities: The carrying amount of cash, current receivables and payables and certain other short-term financial instruments approximate their fair value.

         At June 30, 2000, the carrying amount of the Company's financial instruments approximate their fair value.

11.      Supplementary Information - Statement of Cash Flows:
         ---------------------------------------------------

         Cash paid for interest and income taxes was $2,234 and $224, respectively, for the year ended June 30, 2000. Cash paid for interest and income taxes was $910 and $5,071, respectively, for the year ended June 30, 1999.

12.      Retirement Plan:
         ---------------

         Qualified employees are eligible to participate in a salary reduction plan under Section 401(k) of the Internal Revenue Code. Participation in the Plan is voluntary, and any participant may elect to contribute up to 17% of earnings. The Company may, at its discretion, contribute up to 3% of an employee's earnings. The Company contributed approximately $6,300 and $9,800 to the Plan for the years ended June 30, 2000 and 1999, respectively.

(a) (2) Exhibits

1.01*             Form of Underwriting Agreement.
1.02*             Form of Agreement Among Underwriters.
1.03*             Form of Consulting Agreement.
1.04*             Form of Selected Dealer Agreement.
1.05*             Form of Warrant Exercise Fee Agreement.
3.01*             Certificate of Incorporation of the Company dated April 24,
                  1996.
3.02*             By-Laws of the Company.
3.03*             Form of Certificate of Designation of Series A Preferred
                  Stock.
4.01*             Specimen Certificate for shares of Common Stock.
4.02*             Specimen Certificate for shares of Series A Preferred Stock.
4.03*             Specimen Certificate for Class A Redeemable Common Stock
                  Purchase Warrant.
4.04*             Form of Warrant Agreement by and among the Company and
                  American Stock Transfer & Trust Company.
4.05*             Form of Underwriters' Unit Purchase Warrant.
9.01*             Form of Voting Trust Agreement.
10.01*            Supply Agreement between the Company and PDK dated as of
                  May 14, 1996.
10.02*            Supply Agreement between the Company and CGI dated as of
                  May 31, 1996.
10.03*            Lease between the Company and Park Associates dated as of
                  May 1, 1996.
10.04*            Subscription Agreement between the Company and CGI dated as of
                  May 31, 1996.
10.05*            Employment Agreement between the Company and Lawrence D. Simon dated as of May 1, 1996.
10.06*            Form of May, 1996 Bridge Loan Agreements.
10.07*            Revolving Credit Agreement between the Company and Dune dated
                  May 31, 1996.
10.08*            Promissory Note in favor of PMF dated June 26, 1996.
10.09*            1996 Stock Plan.
10.10**           Amendment to Supply Agreement between the Company and PDK Labs
                  Inc. dated as of July 21, 1997.
10.11**           Management Agreement between the Company and PDK Labs Inc.
                  dated as of July 21, 1997.
10.12**           Amendment to Employment Agreement between the Company and
                  Lawrence D. Simon dated as of April 30, 1997.
10.13***          Packaging Agreement between the Company and PDK Labs Inc.
                  dated as of November 30, 1997.
10.14***          Amendment No. 2 to Employment Agreement between the Company and Lawrence D. Simon dated as of April 30, 1998.
10.15****         Asset Purchase Agreement by and among the Company and
                  Futurebiotics, Inc. dated as of November 19, 1998.
10.15             Second Lease Amendment between the Company and Park Associates dated April 13, 2000.

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

Dated:   New York, New York
         September 27, 2000

                                       SUPERIOR SUPPLEMENTS, INC.

                                       By: /s/ Lawrence D. Simon
                                           -------------------------------------
                                           Lawrence D. Simon
                                           President, Chairman, Chief Financial
                                           Officer, Principal Accounting Officer
                                           and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ Lawrence D. Simon           President, Chairman,          September 27, 2000
---------------------------     Chief Financial Officer,
Lawrence D. Simon               Principal Accounting
                                Officer and Director

/s/ Reginald Spinello           Director                      September 27, 2000
---------------------------
Reginald Spinello

/s/ Raveendra Nandigam          Director                      September 27, 2000
---------------------------
Raveendra Nandigam