Form 10QSB
period 2000-09-30
SUPERIOR SUPPLEMENTS INC
filed 2000-11-14
CIK 1020625

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from         to

                        Commission File Number: 0-22133

                           SUPERIOR SUPPLEMENTS, INC.
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                           11-3320172
-------------------------------                        -------------------------
(State or other jurisdiction of                        (State or I.R.S. Employer
 incorporation of organization)                         Identification Number)

                                270 Oser Avenue
                              Hauppauge, New York
                       ---------------------------------
                    (Address of principal executive offices)

                                     11788
                            -----------------------
                                   (Zip Code)

                                 (631) 231-0783
           ----------------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---

   Class                                        Outstanding at November 9, 2000
------------                                    --------------------------------
Common Stock                                               4,000,000

                           SUPERIOR SUPPLEMENTS, INC.
                                  FORM 10-QSB
                                QUARTERLY REPORT
                 For the Three Months Ended September 30, 2000
                 ---------------------------------------------

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

Legal proceedings.............................................................8

Signatures....................................................................9

                           SUPERIOR SUPPLEMENTS, INC.
                                 BALANCE SHEET
                                  (Unaudited)
                                  -----------

                               September 30, 2000
                               ------------------

                                ASSETS

 CURRENT ASSETS:
     Cash and cash equivalent                                       $    83,253
     Accounts receivable (no allowance for
        doubtful accounts)                                               43,871
     Due from affiliate                                                 123,732
     Inventories                                                         71,384
     Prepaid expenses and other current
        assets                                                           23,477
                                                                    -----------
     Total current assets                                               345,717

PROPERTY AND EQUIPMENT, net                                           1,070,633

OTHER ASSETS                                                             28,911
                                                                    -----------
                                                                    $ 1,445,261
                                                                    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   559,883
     Note payable (Note 3)                                              200,000
     Due to affiliates                                                1,343,912
                                                                    -----------
          Total current liabilities                                   2,103,795
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' DEFICIENCY (Note 4):
     Common stock, $.0001 par value;
        authorized 25,000,000 shares;
        4,000,000 issued and outstanding                                    400
     Preferred stock, $.0001 par value;
        authorized 10,000,000 shares; 5,000,000
        issued and outstanding                                              500
        Additional paid-in capital                                    3,145,441
        Accumulated deficit                                          (3,804,875)
                                                                    -----------
                                                                       (658,534)
                                                                    -----------
                                                                    $ 1,445,261
                                                                    ===========

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                  -----------

                                                        Three Months Ended
                                                           September 30,
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------

NET SALES                                          $   834,149      $ 1,147,614
                                                   -----------      -----------

COSTS AND EXPENSES:
    Cost of sales                                      727,423        1,390,806
    Selling, general and administrative                173,079          186,739
                                                   -----------      -----------
                                                       900,502        1,577,545
                                                   -----------      -----------

OPERATING LOSS                                         (66,353)        (429,931)

OTHER:

    Interest expense, net                               (4,439)          (4,722)
                                                   -----------      -----------

NET LOSS                                           $   (70,792)     $  (434,653)
                                                   ===========      ===========

LOSS PER COMMON SHARE                              $      (.02)     $      (.11)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES
    OUTSTANDING                                      4,000,000        4,000,000
                                                   ===========      ===========

                           SUPERIOR SUPPLEMENTS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                  -----------


                                                                     Three Months Ended
                                                                       September  30,
                                                                   ----------------------
                                                                     2000         1999
                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (70,792)   $(434,653)
                                                                   ---------    ---------
     Adjustments to reconcile net loss to net
     cash provided by (used in) operations:
         Depreciation and amortization                                61,785       61,525
     Changes in operating assets and liabilities:
         (Increase) decrease in assets:
                     Accounts receivable                             (34,631)         888
              Due from affiliate                                    (119,273)     266,736
              Inventories                                             85,408      314,972
               Prepaid expenses and other current assets              37,933        9,680
         Increase (decrease) in liabilities:
             Accounts payable and accrued expenses                   115,711      (72,648)
               Due to affiliates                                        (294)    (169,244)
                                                                   ---------    ---------
  Total adjustments                                                  146,639      411,909
                                                                   ---------    ---------

             Net cash provided by (used in) operating activities      75,847      (22,744)
                                                                   ---------    ---------

    Net increase (decrease) in cash and cash equivalents              75,847      (22,744)
    Cash and cash equivalents at beginning of period                   7,406       27,736
                                                                   ---------    ---------

    Cash and cash equivalents at end of period                     $  83,253    $   4,992
                                                                   =========    =========


                           SUPERIOR SUPPLEMENTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                     -------------------------------------

1.       Basis of Presentation:
         ----------------------

         The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the financial position and results of operations for the three month periods ended September 30, 2000 and 1999. The Company's financial statements for the year ended September 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments during the normal course of business. During the three month period ended September 30, 2000, the Company experienced a decline in revenues and reflected a working capital deficit of approximately $1,758,000 as of September 30, 2000. The financial statements should be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Form 10-KSB for the fiscal year ended June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

3.       Notes Payable:
         --------------

         The Company borrowed $200,000 from its founder. This note bearing interest at 8% per annum, was due on June 25, 1998. The note was unpaid as of September 30, 2000.

                           SUPERIOR SUPPLEMENTS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30,2000
                      ------------------------------------

                                  (Continued)

4.       Stockholders' Deficiency:
         -------------------------

         Loss per common share is computed by dividing the net loss by the average number of common shares outstanding during the period. Common stock equivalents were excluded from the calculation as the effect is antidilutive.

5.       Commitments:
         ------------

         The Company is party to an amended supply agreement with PDK Labs Inc. ("PDK"). The agreement, which expires in May 2001, provides for PDK to purchase certain products at specified prices. In the event that PDK fails to purchase a minimum amount ($2,500,000) of products in any given year, the Company will be paid up to $100,000, on a pro-rata basis, as liquidated damages.

         The Company also is party to a supply agreement with Compare Generiks, Inc. ("CGI"). The terms of this agreement are similar to the agreement with PDK, except there are no minimum purchase requirements.

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee ranging between $2,500 and $10,000 per month.

6.        Major Customer:
          ---------------

         Sales to PDK approximated 62% and 66% for the three months ended September 30, 2000 and 1999, respectively. Sales to CGI approximated 15% for the three months ended September 30, 2000. Sales to a third major customer approximated 18% and 13% for the three months ended September 30, 2000 and 1999, respectively.

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

Results of Operations
---------------------

         The Company has incurred a net loss of $71,000 from operations for the three month period ended September 30, 2000. In addition, the Company has a working capital deficit of $1,758,000 at September 30, 2000. These factors raise substantial doubt about the company's ability to continue as a going concern.

         Net sales for the three month period ended September 30, 2000 were approximately $834,000, as compared to $1,148,000 in the corresponding period in the prior year. The Company has realized a decline in sales of bottled products to its customers. Cost of sales for the three months ended September 30, 2000 reflects fixed overhead costs and decreased direct labor rates as a result of lower production volume due to the decline in sales.

         Selling, general and administrative expenses approximated $173,000 and $187,000 for the three month periods ended September 30, 2000 and 1999, respectively. As a percentage of sales, these amounts represent 21% and 16% respectively.

         The Company is operating under a supply agreement with PDK Labs Inc., ("PDK"), which expires in May 2001 and provides for the Company to supply PDK with vitamins and dietary supplements in bulk tablet form. The agreement, as amended, provides for PDK to purchase certain products at specified prices. PDK agreed to purchase products having a minimum aggregate sales price of $2,500,000 per year during the term of the agreement. In the event that PDK fails to purchase the minimum amount of products in any year, the Company will be paid up to $100,000 on a pro-rated basis as liquidated damages. Sales to PDK approximated $515,000 and $756,000 for the three months ended September 30, 2000 and 1999, respectively.

         The Company is operating under a similar supply agreement with CGI except there are no minimum purchase requirements. Sales to CGI approximated $124,000 for the three months ended September 30, 2000.

                           SUPERIOR SUPPLEMENTS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                                  (Continued)

         The Company is also obligated under a management agreement with PDK, which provides for PDK to supply the Company with certain management services in consideration for the payment by the Company of a management fee ranging between $2,500 and $10,000 per month.

         The Company has satisfactorily implemented a plan to ensure its systems are compliant with the requirements to process transactions in the Year 2000. To date, the Company has not experienced any adverse effects related to the Year 2000.

Liquidity and Capital Resources
-------------------------------

         As of September 30, 2000 the Company had a working capital deficit of approximately $(1,758,000).

         The Company's statement of cash flows reflects cash provided by operating activities of approximately ($76,000), primarily due to decreases in operating assets such as inventories ($85,000) and prepaid expenses and other current assets ($38,000), an increase in accounts payable and accrued expenses ($116,000) and an adjustment for depreciation and amortization ($62,000) offset by increases in operating assets such as accounts receivables ($35,000) and due from affiliates ($119,000), and a net loss of ($71,000).

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

                                             SUPERIOR SUPPLEMENTS, INC.





Dated: November 10, 2000                     By: /s/ Lawrence Simon
                                                 -------------------------------
                                                     Lawrence Simon
                                                     President